Form 10-K
period 1995-12-31
HOST FUNDING INC
filed 1996-06-03
CIK 945980

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1995

                   TRANSITION REPORT PURSUANT TO SECTION
            13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 33-92772

                            HOST FUNDING, INC.
          (Exact name of registrant as specified in its charter)

           Maryland                                         52-1907962
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                          Identification No.)

               7825 Fay Avenue, Suite 250 La Jolla, CA 92037
        (Address of principal executive offices including zip code)

                             (619)456-6070
           Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  Class A Common
Stock

Name of each exchange on which registered:  American Stock Exchange

Securities registered pursuant to section 12(g) of the Act:  None.

     Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes / X /   No /   /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

     As of December 31, 1995, the aggregate market value of the Registrant's voting stock held by non-affiliates was $___________.

     As of December 31, 1995, the Registrant had outstanding 100 shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant hereby incorporates by reference: (i) S-11 registration statement filed with the Securities and Exchange Commission on May 26, 1995 which Amendment No. 8 thereto was declared effective by the Securities and Exchange Commission on April 17, 1996; (ii) S-4 registration statement filed with the Securities and Exchange Commission on June 6, 1995, which Amendment No. 4 was declared effective by the Securities and Exchange Commission on December 5, 1995 (the "Registration Statements"). This Annual Report is qualified and subject to the information contained in the Registration Statements.

                              TABLE OF CONTENTS

Item
Number
- ------                             PART I

1. and 2.  Business and Properties                                       1

3.         Legal Proceedings                                            18

4.         Submission of Matters to a Vote of Security Holders          18


                                  PART II

5.         Market for Registrant's Common Equity and Related
           Stockholder Matters                                          19

6.         Selected Financial Data                                      30

7.         Management's Discussion and Analysis of Financial
           Condition and Result of Operations                           36

8.         Financial Statements and Supplementary Data                  41

9.         Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                          41


                                 PART III

10.        Directors and Executive Officers of the Registrant           42

11.        Executive Compensation                                       45

12.        Security Ownership of Certain Beneficial Owners and
           Management                                                   46

13.        Certain Relationships and Related Transactions               48


                                  PART IV

14.        Exhibits, Financial Statements, Financial Statement
           Schedules and Reports on Form 8-K                            51

                                  PART I

     Since this Annual Report is dated as of December 31, 1995, with respect to the transactions relating to the formation of the company and the offering described below (the "Formation Transactions"), this Annual Report assumes such transactions have not yet occurred. The Formation Transactions include the offering (the "Public Offering") of 500,000 shares of Class A common stock of the Company (the "Class A Common Stock") which the Company actually instituted on April 17, 1996. The initial price per share of the Class A Common Stock in the Public Offering was $10.00. References in this document to the "Offering" shall mean collectively (i) the Public Offering, (ii) the Mission Bay Offering (as defined below), and
(iii) the exchange of the initial shares by Mr. Guy E. Hatfield and his affiliates (the "Hatfield Affiliates") for the Company's common stock. The disclosure in this Annual Report is subject to the information contained in the Registration Statements which are hereby incorporated by reference.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

The Company

     Host Funding, Inc. (the "Company") was organized under the laws of the State of Maryland in December 1994 to acquire limited service hotels for lease and is governed by a five-person Board of Directors. The Company intends to qualify as a real estate investment trust ("REIT").

     Effective April 1, 1995, the Company acquired a note receivable secured by real property in an approximate principal amount of $1.8 million (the "Hatfield Note") and four Super 8 hotels (the "Initial Hotels") as a result of the transfer of certain assets from All American Group, Ltd., a Delaware limited partnership ("AAG") to the Company. The Initial Hotels are located in Miner, Missouri; Poplar Bluff, Missouri; Rock Falls, Illinois; and Somerset, Kentucky, respectively. Pursuant to the "Contribution and Assumption Agreement", partners of AAG (the "AAG Partners") received 100 shares of Common Stock of the Company (the "Initial Shares" of Common Stock) effective April 1, 1995. Currently, Inn Fund, LLC, a Delaware limited liability company ("Inn Fund") leases the Initial Hotels from the Company and All American Group, Inc., a Delaware corporation, manages the Initial Hotels.

     Concurrent with the closing of the Public Offering, the Company will obtain the Mission Bay Super 8 hotel located in San Diego, California (the "Acquisition Hotel") from Mission Bay Super 8, Ltd., a California limited partnership ("Mission Bay") pursuant to the Mission Bay Acquisition (as described below). The Acquisition Hotel and the Initial Hotels collectively are referred to as the "Hotels".

     Following the closing of the Formation Transactions, the Hotels will be managed by Crossroads Hospitality Tenant Company, LLC, a Delaware limited liability company ("Lessee"). In order to acquire additional hotel properties, the Company may incur additional indebtedness. The Company will hold the Hotels for investment. In addition, the Company will seek to acquire additional hotel properties which meet its investment criteria.
The Company will be externally advised by Host Funding Advisors, Inc., a Delaware corporation (the "Advisor"), which is wholly owned by Mr. Ian Gardner-Smith. In addition, Host Acquisition Group, LLC, a Delaware limited liability company (the "Acquisition Company") will provide acquisition and financing services to the Company. Mr. Gardner-Smith owns 99% of the Acquisition Company.

The Mission Bay Acquisition

     On or about December 5, 1995, the Company delivered Solicitation Materials to the limited partners of Mission Bay (the "Limited Partners") in which the Limited Partners were given the option to vote "for", "against", or "abstain" with respect to the sale (the "Mission Bay Acquisition") of the Acquisition Hotel to the Company in exchange for the issuance of shares of the Company's Class A Common Stock (the "Mission Bay Offering") pursuant to an asset acquisition agreement (the "Mission Bay Acquisition Agreement"). On January 9, 1996, the votes of the Limited Partners were tabulated by GHG Hospitality, Inc., ("GHG"), the general partner of Mission Bay. Limited Partners holding 71.12% of the limited partnership interests of Mission Bay voted in favor of the Mission Bay Acquisition. Limited Partners holding 10.52% of the limited partnership interests either abstained or did not vote. Limited Partners holding 8.24% voted against the transaction but did not perfect their dissenters' rights. Limited Partners holding 10.12% of the limited partner interests dissented with respect to the Mission Bay Acquisition, perfected their dissenters' rights, and became dissenting partners ("Dissenting Partners"). The Company will pay cash in the amount of $290,540 to the Dissenting Partners which represents an amount equal to the value of their limited partnership interests ($284,406) plus a fractional share allowance ($6,134). The Company will issue 251,946 shares of Class A Common Stock to the Limited Partners who did not become Dissenting Partners. The Mission Bay Acquisition originally was conditioned on not more than 5% of the limited partnership interests exercising their dissenters' rights. However, prior to the Mission Bay Offering the Company had the right to waive this condition. On January 10, 1996 the Company's Board of Directors unanimously passed a resolution to exercise the Company's right to waive the condition. The Company will close the Mission Bay Acquisition concurrent with and subject to the close of the Public Offering.

The Hotel Industry

     General

     The United States hotel industry had approximately 28,930 hotel properties with approximately 3.2 million rooms as of June 30, 1994. Of these hotel rooms, approximately 1.9 million were affiliated with a "brand" either through a franchise or license agreement or through ownership or management by a national or regional hotel chain. The remainder were managed by independent operations not affiliated with hotel chains of more than five hotel properties. The Company believes that there are many advantages to owning hotels which are "brand" affiliated, including access to reservation systems, quality standards, training programs and enhanced customer recognition.

     The United States hotel industry is generally comprised of two sectors: full-service hotels and limited-service hotels. Full-service hotels generally offer restaurant and lounge facilities and meeting spaces, as well as a wide range of services typically including bell service and room service. Full-service hotels represent the largest segment of the hotel industry and primarily attract business travelers as compared to leisure travelers. By contrast, limited-service hotels usually only provide basic room accommodations, but generally attract a more balanced mix of business and leisure travelers. All five of the Hotels are limited-service hotels.

     Based on the operating history of the Hotels and the chart below, the Company believes that both the Hotels and the United States hotel industry in general are experiencing cyclical growth. Since 1992, the hotel industry has experienced improved fundamentals as the annual rates of growth in demand for hotel rooms have exceeded the annual rates of growth in supply of hotel room and annual ADR have increased each year. The 1994 information for occupancy rates for limited-service hotels is not available. According to Smith Travel Research, for the five-year period ended December 31, 1995, the United States hotel industry demonstrated the following operating characteristics:

                                                           Years Ended December 31,
                                        ---------------------------------------------------------------
                                        1991           1992           1993           1994          1995
                                        ----           ----           ----           ----          ----

Average hotel occupancy                 60.2%          61.9%          63.3%          65.2%          65.%
Annual % growth in room supply          2.5%           1.3%           1.0%           1.4%           1.6%
Annual % growth in room demand          0.0%           3.2%           3.6%           4.5%           3.0%
ADR                                     $58.83         $59.65         $61.14         $63.77         $67.34
REVPAR                                  $35.42         $36.92         $38.70         $41.58         $44.86
% Change in REVPAR                      (2.0%)         4.2%           4.8%           7.4%           7.9%


     The improvement in industry fundamental has likewise resulted in an improvement in operating statistics for both full-service and limited-service hotels. According to Smith Travel Research, the average hotel occupancy rate for full-service hotels in the United States increased from 62.8% in 1992 to 65.2% in 1993 while ADR increased by 1.7%. The average hotel occupancy rate for limited-service hotels in the United States decreased from 63.6% in 1992 to 63.3% in 1993 while ADR increased by 1.9%. On the same property basis, the ADR at the five (5) Hotels, which are limited-service hotels, owned by their Sellers as of January 1, 1993 increased from $36.82 in 1993 to $37.52 in 1994, an increase of 1.9%, and the average hotel occupancy rate of such Hotels increased from 68.6% in 1993 to 71.3% in 1994.

     The Company believes that improvements in performance in the United States hotel industry since 1992 are primarily due to an improved economic environment and a low rate of growth in room supply. The Company attributes the low rate of growth in room supply to constraints on the availability of financing for new hotel development from traditional sources and an excess supply of hotel rooms resulting from high levels of hotel construction activity in prior years. The Company anticipates that growth in room supply will continue to be limited, except in certain select markets experiencing rapid economic growth, due to continued restraints on the availability of institutional funds for hotel construction. All information regarding the hotel industry contained in this section was obtained from Smith Travel Research.

     Operating Risks

     The Hotels are subject to all operating risks common to the hotel industry. These risks include, among other things, intense competition from other hotels; over-building in the hotel industry which has adversely affected occupancy, ADR and REVPAR in recent years; increases in operating costs due to inflation and other factors, which increases have not in recent years been, and may not necessarily in the future be, offset by increased room rates; dependence on business and commercial travelers and tourism; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. Such factors could adversely affect the Lessees' ability to make lease payments and, consequently, the Company's ability to make distributions to Shareholders. Further, a decrease in room revenues, would result in decreased revenues to the Company under the Percentage Leases on the Hotels and decreased amounts available for distribution to the Company's Shareholders.

     Competition

          (i) Competition for Guests. The hotel industry is highly competitive. Each of the Hotels experiences competition primarily from other similarly priced hotels in its immediate vicinity, but each also competes with other hotel properties in its geographic market. Some of the competitors of the Hotels have substantially greater marketing and financial resources than the Company and the Lessee. Additional competitive hotels are in development or could be developed in a relatively short period of time. Such hotel properties could have an adverse effect on the revenues of the Company's nearby hotels.

          (ii) Competition for Acquisitions. When the Company seeks to acquire hotel properties, the Company will be competing for investment opportunities with entities which have substantially greater financial resources than the Company. These entities may generally be able to accept more risk than the Company prudently can manage. Competition may generally reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell. Further, the Company believes that competition from entities organized for purposes substantially similar to the Company's objectives will increase significantly over time.

     Investment Concentration in Single Industry

     The Company's current strategy is to acquire primarily high quality limited service hotel properties throughout the continental United States. The Company will not seek to invest in assets selected to reduce the risks associated with investments in the hotel industry, and therefore will be subject to risks inherent in concentrating investments in a single industry. Therefore, the adverse effect on the Company's lease revenue and amounts available for distribution to Shareholders resulting from a downturn in the hotel industry will be more pronounced than if the Company had diversified its investments outside of the hotel industry.

     Seasonality of Hotel Business

     The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. All of the Hotels typically reflect the effects of this industry seasonality. This seasonality can be expected to cause significant quarterly fluctuations in the Company's lease revenues.

     Limited Number of Hotels; Emphasis on Limited Service Hotel Market

     The Company initially will own only five Hotels. Significant adverse changes in the operations of any one or more of the Hotels could have a material adverse effect on lease revenues and the Company's ability to make distributions to its Shareholders. In addition to the Hotels, the Company intends to place particular emphasis on the acquisition of hotel properties that are high quality limited-service hotels. Accordingly, at least initially, the Company will be subject to risks inherent in concentrating investments in a single type of hotel property, which could have an adverse effect on the Company's lease revenues and amounts available for distribution to Shareholders.

     The Hotels are located in areas throughout the United States. Therefore, adverse events or conditions which affect those areas particularly (such as natural disasters or adverse changes in local economic conditions) could have a very pronounced negative impact on the operations of the Hotels and amounts available for distribution to the Company's Shareholders.

     Renewal of Leases and Reletting of Hotels

     The Company will be subject to the risks that upon expiration or termination of the Percentage Leases, such Percentage Leases may not be renewed, the hotel properties may not be relet or the terms of renewal or reletting (including the cost of required renovations or concessions) may be less favorable than previous lease terms. In addition, a default by the Lessee under the terms of its Percentage Leases with the Company may result in the termination of all such Percentage Leases. If the Company were unable to promptly enter into new leases for all or a substantial portion of the hotel properties or if the rental rates upon such renewal or reletting were significantly lower than expected due to market conditions or other factors, then the Company's cash flow and ability to make distributions to Shareholders could be adversely affected. Moreover, except with respect to a foreclosure property, as a result of the restrictions imposed on the Company under the REIT provisions of the Code, the Company would likely not be able to operate any hotel property without resulting in failure to qualify as a REIT for federal income tax purposes. All of the Percentage Leases for the Initial Hotels will commence effective on the closing of the Offering and are for a term of fifteen (15) years. The Percentage Lease for the Acquisition Hotel will commence on the closing of the Mission Bay Acquisition and will have a term of 15 years.

Real Estate Investment Risks

     General

     The Company's investments will be subject to varying degrees of risk generally incident to the ownership of real property, including, in addition to the risks discussed below, adverse changes in general or local economic conditions, zoning laws, traffic patterns and neighborhood characteristics, tax rates, governmental rules and fiscal policies, and by civil unrest, acts of war, adverse and other factors which are beyond the control of the Company.

     Illiquidity of Real Estate

     Real estate investments are relatively illiquid. The ability of the Company to vary its portfolio in response to changes in economic and other conditions will be limited. Further, although the Hotels have been recently appraised, no assurances can be given that such appraised values reflect realizable market values. Also, no assurances can be given that the market value of any of the Hotels will not decrease in the future. Because market forces will most certainly value the Company as an ongoing business rather than through liquidation values of the Company or the Hotels, the valuation of the Company most likely will be determined based primarily upon a capitalization of the estimated cash flow available for distribution and other market-related factors rather than as a summation of property by property values. There can be no assurance that the Company will be able to dispose of an investment when it finds disposition advantageous or necessary or that the sale price realized in any disposition will recoup or exceed the amount of the Company's investment therein.

     Uninsured and Underinsured Losses

     Each of the Hotels will be covered by comprehensive policies of insurance, including liability, fire and extended coverage. Based its past experience in obtaining insurance policies on the Initial Hotels, the Acquisition Hotel, and numerous other hotel properties, management believes such specified coverage is of the type and amount customarily obtained by owners of real property assets. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. The Company's Board of Directors will use their discretion in determining amounts, coverage limits and the deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on the Company's investments at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the Company's lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received by the Company might not be adequate to restore its economic position with respect to such property.

     Environmental Matters

     Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Liability also may extend to persons holding a security interest in the property, under certain limited circumstances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly remediate such contaminated property, may adversely affect the owner's ability to dispose of such property, to fully utilize such property without restriction or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. Certain environmental laws and common law principles could be used to impose liability for release of hazardous or toxic substances, including the release of asbestos-containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with such releases, including exposure to released ACMs. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of non-compliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the ownership of the Hotels and any subsequently acquired hotels, the Company or the Company may be potentially liable for such costs. The cost of defending against claims of liability, or compliance with environmental regulatory requirements or of remediating the contaminated property could materially adversely affect the business, assets or results of operations of the Company and the Company and, consequently, amounts available for distribution to the Company's Shareholders.

     Phase I environmental audits were previously obtained for each of the Hotels from independent environmental engineers and supplemental Phase I audits of all of the Hotels have recently been prepared in connection with the Offering. The principal purpose of Phase I audits is to identify indications of potential environmental contamination for which the Company may be responsible and, secondarily, to assess, to a limited extent, the potential for environmental regulatory compliance liabilities. The supplemental Phase I audits were designed to meet the requirements of the current industry approach and ASTM Standard E 1527-93 governing Phase I audits, and consistent with those requirements, none of the audits involved testing of groundwater, soil or air. Accordingly, they do not represent evaluations of conditions at the studied sites that would be revealed only through such testing. In addition, their assessment of environmental regulatory compliance issues was general in scope and was not a detailed determination of the various above described properties' complete compliance status. Similarly, the audits did not involve comprehensive analysis of potential off-site liability. None of the Phase I audit reports revealed that a Phase II audit was necessary or required. The Phase I audit reports have not revealed any environmental liability that management believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these reports do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware.

     Certain of the Hotels are located on, adjacent to or in the vicinity of properties (including gasoline stations) that contain or have contained storage tanks or that have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous substances into the soil or groundwater. Although there can be no assurance that petroleum products from such properties or other hazardous substances have not been released or have not migrated, or in the future will not be released or will not migrate into the Hotels, the Company is not aware of any such releases or migrations and the Phase I environmental assessment reports described above did not reveal any information which would indicate that the Hotels have been materially adversely affected by such storage tanks or activities.

     Compliance with Americans with Disabilities Act

     Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While management of the Company believes that the Hotels are substantially in compliance with these requirements, a determination that the Company is not in compliance with the ADA could result in imposition of fines or an award of damages to private litigants. If the Company were required to make substantial modifications at the Hotels to comply with the ADA, the Company's ability to make distributions to its Shareholders could be adversely affected.

     Increases in Property Taxes

     Each Hotel is subject to real and personal property taxes. The real and personal property taxes on hotel properties in which the Company invests may increase as property tax rates change and as the properties are assessed or assessed by taxing authorities. Since the Company (and not the Lessee) will pay the property taxes on all of the Hotels, an increase in property taxes could adversely affect the Company's ability to make distributions to its Shareholders. The Company is responsible for paying the property taxes on the Hotels. The historical and pro forma terms of the property taxes are disclosed in the section entitled "Selected Financial Information and Operations Data" and the financial statements attached hereto. Any changes in the terms of the property taxes will be made pursuant to local tax statutes.

     Acquisition and Development Risks

     The Company intends to pursue acquisitions of additional hotel properties and may in the future pursue development opportunities. Acquisitions entail risks that investments will fail to perform in accordance with expectations and that estimates of the cost of improvements necessary to market and acquire properties will prove inaccurate, as well as general investment risks associated with any new real estate investment. New project development is subject to a number of risks, including risks of construction delays or cost overruns that may increase project costs, risks that the properties will not achieve anticipated occupancy levels or sustain anticipated room rate levels, and new project commencement risk such as receipt of zoning, occupancy and other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued to completion. In addition, the Company anticipates that any new development it may undertake would be financed under lines of credit or other forms of secured or unsecured construction financing that could result in a risk that permanent financing for newly developed projects might not be available or would be available only on disadvantageous terms. In addition, the fact that the Company must distribute 95% of its net taxable income in order to maintain its qualification as a REIT will limit the ability of the Company to rely upon lease income from the hotel properties to finance acquisitions or new development. As a result, if permanent debt or equity financing were not available on acceptable terms to refinance acquisitions or new development undertaken without permanent financing, further acquisitions or development activities might be curtailed or cash available for distribution might be adversely affected.

     Changes in Laws

     Increased costs resulting from changes in governmental requirements will generally be the responsibility of the Lessee. The Lessee, however, may be unable to pass through such increased costs to their customers and substantial increases in expenses resulting from such increased costs may affect the Lessee' financial condition and their ability to pay rent. Such increases in expenses will not result in adjustments of the obligations of the Lessee to pay rent under the terms of the Percentage Leases and will not result in adjustments of the amount of such rent, including Percentage Rents. However, certain Percentage Leases provide that, during the latter half of the lease term, the Company will be responsible for a portion of the costs of any capital improvements resulting from changes in law to the extent the useful life of such capital improvements exceeds the remaining lease term. As a consequence, any changes in governmental requirements which result in increased costs at an Initial Hotel subject to such a provision could adversely affect the Company's ability to make distributions to Shareholders. In addition, changes in laws increasing potential liability for environmental conditions may result in significant unanticipated expenditures by the Company, which would adversely affect the Company's ability to make distributions to Shareholders.

The Initial Hotels

     General

     The Initial Hotels are diversified by geographic location (3 states). However, the Initial Hotels share the same (i) franchise affiliation (Super
8), (ii) Lessee (Crossroads Hospitality Tenant Company, LLC), and (iii) approximate price segment in the hotel industry (budget price segment). There are four Initial Hotels. The Initial Hotels are the: Miner Super 8, Poplar Bluff Super 8, Rock Falls Super 8, and the Somerset Super 8. The Company believes that the geographic diversity of its initial portfolio could moderate the potential effects on the Company of adverse regional economic conditions and changes in local market competitive conditions.
The average acquisition price of the Initial Hotels was approximately $27,380 per room. Based on the Phase I audits performed by Law Engineering and Environmental Services, Inc., the criteria set forth by Super 8 Motels, Inc., and its own evaluation and inspection of each of the Initial Hotels, the Company believes that the Initial Hotels are in good operating condition and meet the current quality and appearance standards required by their respective Franchise Agreements.

     The Miner Super 8 -- 2609 East Malone, Sikeston, Missouri.

     The Miner Super 8 hotel is located in Sikeston, Missouri, and is located in a primarily rural area. The Miner Super 8 Hotel has 63 rooms, has a maximum occupancy of 180 persons, and is located on 2.0 acres of land. The Company acquired the Miner Super 8 effective April 1, 1995, pursuant to the Contribution and Assumption Agreement. The Miner Super 8
has been appraised at a value of $2,930,000.    As of December 31, 1995,
the Miner Super 8 was encumbered by a mortgage with an approximate principal amount of $1,094,000 at an adjustable interest rate of 9.75%.
The mortgage is scheduled to be amortized over fifteen (15) years. The mortgage contained no pre-payment penalties. The maturity date of the mortgage is March 11, 1998. The Miner Super 8 is in competition with the Hatfield Inn located in Sikeston, Missouri, along with several other limited-service hotels in the area. However, based on its experience and knowledge of the hotel industry, management of the Company believes that the competitive conditions of the Miner Super 8 are normal in comparison to most regions across the United States.

     There is no proposed plan for the renovation, improvement or development of the Miner Super 8, nor does management foresee the implementation of such a plan during the term of the Percentage Lease. The Company, via the Lessee, plans to maintain the Miner Super 8 in good working condition and such maintenance will require the Lessee to make the normal repairs and nominal improvements necessary to maintain such good working condition. The Miner Super 8 will continue to be used, owned and operated as a limited-service hotel as it is best-suited for such usage. Based on its experience in obtaining similar insurance policies in prior years on the Miner Super 8, management believes that currently the Miner Super 8 is adequately covered by insurance.

     The Poplar Bluff Super 8 -- 2831 North Westwood Blvd., Poplar Bluff, Missouri.

     The Poplar Bluff Super 8 hotel is located in Poplar Bluff, Missouri, and is located in a primarily rural area. The Poplar Bluff Super 8 Hotel has 63 rooms, has a maximum occupancy of 180 persons, and is located on
1.71 acres of land. The Company acquired the Poplar Bluff Super 8 effective April 1, 1995, pursuant to the Contribution and Assumption Agreement. The Poplar Bluff Super 8 has been appraised at a value of $2,160,000. As of December 31, 1995, the Poplar Bluff Super 8 was encumbered by a mortgage with an approximate principal amount of $890,000 at an adjustable interest rate of 9.75%. The mortgage is scheduled to be amortized over fifteen (15) years. The mortgage contains no pre-payment penalties. The maturity date of the mortgage is March 12, 1998. Further, as of December 31, 1995, the Poplar Bluff Super 8 was encumbered by a cross-collateralized second mortgage (further collateral provided by the Rock Falls Super 8) totaling approximately $55,000. The loan was closed and the property was encumbered by the security interest on July 13, 1995. The interest rate on the loan through September 15, 1995 was prime plus 2% and after September 15, 1995, the interest rate is prime plus 3%. Accordingly, after September 15, 1995 and on December 31, 1995, the interest rate on the loan was 11.75%. The loan is payable in monthly installments of $12,000. The second mortgage is due on April 15, 1996. It is the Company's intention to pay off the debt from the proceeds of the

Formation Transactions. Should the Formation Transactions not be consummated, the Company intends to renegotiate this debt. Should the Company be unable to renegotiate this debt the Company intends to pay off the debt from operating cash flow. Additionally, Guy Hatfield, individually and as a partner in AAG, has committed to the Company to take whatever action is necessary to insure that this and other maturing loans are not foreclosed upon. The Poplar Bluff Super 8 is in competition several other limited-service hotels in the area. However, based on its experience and knowledge of the hotel industry, management of the Company believes that the competitive conditions of the Poplar Bluff Super 8 are moderate in comparison to most regions across the United States.

     There is no proposed plan for the renovation, improvement or development of the Poplar Bluff Super 8, nor does management foresee the implementation of such a plan during the term of the Percentage Lease. The Company, via the Lessee, plans to maintain the Poplar Bluff Super 8 in good working condition and such maintenance will require the Lessee to make the normal repairs and nominal improvements necessary to maintain such good working condition. The Poplar Bluff Super 8 will continue to be used, owned and operated as a limited-service hotel as it is best-suited for such
usage.    Based on its experience in obtaining similar insurance policies in prior years on the Poplar Bluff Super 8, management believes that currently the Poplar Bluff Super 8 is adequately covered by insurance.

     The Rock Falls Super 8 -- 2100 First Avenue, Rock Falls, Illinois.

     The Rock Falls Super 8 hotel is located in Rock Falls, Illinois, and is located in a primarily rural area. The Rock Falls Super 8 Hotel has 63 rooms, has a maximum occupancy of 180 persons, and is located on 2.45 acres of land. The Company acquired the Rock Falls Super 8 effective April 1, 1995, pursuant to the Contribution and Assumption Agreement. The Rock Falls Super 8 has been appraised at a value of $2,370,000. As of December 31, 1995, the Rock Falls Super 8 was encumbered by a mortgage with an approximate principal amount of $1,012,000 at an interest rate of 8.75%. The mortgage is scheduled to be amortized over fifteen (15) years. The mortgage contains no pre-payment penalties. The maturity date of the
mortgage is February 4, 1998.    Further, as of December 31, 1995, the Rock
Falls Super 8 was encumbered by a cross-collateralized second mortgage (further collateral provided by the Poplar Bluff Super 8) totaling approximately $55,000 at an interest rate of prime plus 2%, payable in monthly installments of $12,000. The second mortgage is due April 15, 1996. The Rock Falls Super 8 is in competition several other limited-service hotels in the area. However, based on its experience and knowledge of the hotel industry, management of the Company believes that the competitive conditions of the Rock Falls Super 8 are moderate in comparison to most regions across the United States.

     There is no proposed plan for the renovation, improvement or development of the Rock Falls Super 8, nor does management foresee the implementation of such a plan during the term of the Percentage Lease. The Company, via the Lessee, plans to maintain the Rock Falls Super 8 in good working condition and such maintenance will require the Lessee to make the normal repairs and nominal improvements necessary to maintain such good working condition. The Rock Falls Super 8 will continue to be used, owned and operated as a limited-service hotel as it is best-suited for such usage. Based on its experience in obtaining similar insurance policies in prior years on the Rock Falls Super 8, management believes that currently the Rock Falls Super 8 is adequately covered by insurance.

     The Somerset Super 8 -- 601 South Highway 27, Somerset, Kentucky.

     The Somerset Super 8 hotel is located in Somerset, Illinois, and is located in a primarily rural area. The Somerset Super 8 Hotel has 63 rooms, has a maximum occupancy of 180 persons, and is located on 1.29 acres of land. The Company acquired the Somerset Super 8 effective April 1, 1995, pursuant to the Contribution and Assumption Agreement. The Somerset Super 8 has been appraised at a value of $1,850,000. As of December 31, 1995, the Somerset Super 8 was encumbered by a mortgage with an approximate principal amount of $1,160,000 at an adjustable interest rate of 9.25%.
The mortgage is scheduled to be amortized according to a rolling six month schedule. The mortgage contains no pre-payment penalties. The maturity date of the mortgage is April 15, 1996. In addition, in December 1995, note payable totaling $20,000, bearing interest at 10% per annum, which is due on March 31, 1996, was executed. The note is unsecured but is included with the Somerset Super 8. It is the Company's intention to pay off the debt from the proceeds of the Formation Transactions. Should the Formation Transactions not be consummated, the Company intends to renegotiate this debt. Should the Company be unable to renegotiate this debt, Guy Hatfield, individually and as a partner in AAG, has committed to the Company to take whatever action is necessary to insure that this and other maturing loans are not foreclosed upon. The Somerset Super 8 is in competition several other limited-service hotels in the area. However, based on its experience and knowledge of the hotel industry, management of the Company believes that the competitive conditions of the Somerset Super 8 are normal in comparison to most regions across the United States.

     There is no proposed plan for the renovation, improvement or development of the Somerset Super 8, nor does management foresee the implementation of such a plan during the term of the Percentage Lease. The Company, via the Lessee, plans to maintain the Somerset Super 8 in good working condition and such maintenance will require the Lessee to make the normal repairs and nominal improvements necessary to maintain such good working condition. The Somerset Super 8 will continue to be used, owned and operated as a limited-service hotel as it is best-suited for such usage. Based on its experience in obtaining similar insurance policies in prior years on the Somerset Super 8, management believes that currently the Somerset Super 8 is adequately covered by insurance.

Current Debt on Initial Hotels

     The debt on the Initial Hotels (which will be paid off or paid down considerably at the closing of the Formation Transactions) is more particularly described below:

                                                                                Somerset        Somerset     Poplar Bluff/
                                  Miner           Poplar Bluff  Rock Falls      Mortgage        Note         Rock Falls
                                  -----           ------------  ----------      --------        --------     ------------
Principal Amt as of 12/31/95      $1,094,000      $890,000      $1,012,000      $1,160,000      $20,000      $55,000

Interest Rate                     9.75%*          9.75%*        8.75%           9.25%           10%          11.75%

Amortization Provisions           15 years        15 years      15 years        Rolling 6 mos.  6 mos.       9 mos.

Pre-Payment Penalty               NO              NO            NO              NO              NO           NO

Maturity Date                     3/11/98         3/12/98       2/4/98          4/15/96         4/15/96      4/15/96

* Adjustable interest rates


     Financial Information

     The following table sets forth certain historical financial information for the combined Hotels, as a percentage of revenue, for the periods indicated.


                                   Twelve Months Ended December 31,
                                   --------------------------------
                              1991      1992      1993      1994     1995
                              ----      ----      ----      ----     ----
INITIAL HOTELS AND LESSEE
Rock Falls
  Average occupancy           70.2%     70.0%     79.2%     79.4%    76.3%
  Average daily rate          $31.51    $34.50    $35.88    $36.37   $37.21
  Revenue per available room  $22.05    $24.15    $28.43    $28.90   $28.38

Miner
  Average occupancy           90.2%     92.7%     94.7%     96.2%    86.0%
  Average daily rate          $31.56    $34.22    $35.40    $36.73   $38.42
  Revenue per available room  $28.40    $31.72    $33.54    $35.31   $33.05

Somerset
  Average occupancy           59.1%     55.2%     58.9%     67.6%    67.9%
  Average daily rate          $32.28    $34.19    $33.83    $34.62   $34.04
  Revenue per available room  $19.01    $18.88    $19.92    $23.63   $23.12

Poplar Bluff
  Average occupancy           64.1%     69.2%     71.5%     72.2%    74.0%
  Average daily rate          $31.54    $33.35    $34.00    $35.32   $35.74
  Revenue per available room  $20.23    $23.07    $24.30    $25.69   $26.44


TOTAL-INITIAL HOTELS AND LESSEE
  Average occupancy           70.9%     71.8%     76.1%     79%      76%
  Average daily rate          $31.69    $34.07    $34.89    $36.00   $36.48
  Revenue per available room  $22.47    $24.45    $26.55    $28.38   $27.75


ACQUISITION HOTEL
Mission Bay
  Average occupancy           67.5%     65.2%     52.5%     54.9%    57.7%
  Average daily rate          $42.66    $43.04    $42.84    $42.20   $43.45
  Revenue per available room  $28.80    $28.06    $22.48    $23.18   $25.06


The Mission Bay Partnership and the Acquisition Hotel

     Motels of America Series IX, a California Limited Partnership, ("Mission Bay") was formed on February 5, 1987 pursuant to the California Revised Uniform Limited Partnership Act. Mission Bay sold 6,600 limited partnership interests at a public offering price of $1,000 each commencing November 19, 1986 pursuant to a Registration Statement on Form S-18 under the Securities Act of 1933 (Registration 33-9075-LA). The offering of $6,600,00 was fully subscribed and closed on June 15, 1987. The "purposes" section of Mission Bay Agreement of Limited Partnership provided that the hotel to be built was to be sold within approximately six to ten years of 1987. Accordingly, the original intent of Mission Bay was to sell the Acquisition Hotel between 1993 and 1997 and to then distribute the sales proceeds to the Limited Partners.

     The Partnership received $5,761,115 (net of offering costs of $838,885) from the sale of limited partnership interests. These funds were available for investment in property, to pay legal fees and other costs related to the investments, to pay operating expenses, and for working capital. The majority of the proceeds were used to acquire a 1.056 acre parcel of property in the Mission Bay area of San Diego, California for $2,352,000 and to build and operate thereon a 117 room "economy" motel as a franchise of Super 8 Motels, Inc. The motel was opened for business in November 1987 under a twenty-year franchise agreement with Super 8 Motels, Inc., which required the payment of initial franchise fees of $20,000 and requires ongoing royalties equal to 4% of gross room revenues and chain-affiliated advertising fees equal to 2% of gross room revenues.

     Guy E. Hatfield was the original Managing General Partner of Mission Bay. Mr. Hatfield held 32.79% of the general partner interests and Mr. Ian Gardner-Smith held 9.89% of the general partner interests. The other 57.3% of general partner interests were held by various other individuals. On January 1, 1990, the general partners of Mission Bay sold their general partner interests to GHG Hospitality, Inc., ("GHG") and the name of the partnership was changed to "Mission Bay Super 8, Ltd.". The Hatfield Affiliates currently own 88 of the 6,600 (1.3%) limited partnership units of Mission Bay. Since January 1, 1990, the Acquisition Hotel has been operated pursuant to a management agreement with GHG. Mission Bay has no employees, and is not subject to any legal proceedings.

     The Acquisition Hotel has 117 rooms, is located on 1.07 acres of land, and is located in a primarily urban area. There is significant competition in the San Diego lodging market. Mission Bay is in competition either directly or indirectly with a large number of hotels and motels of varying quality and sizes, including other motels which are part of national or regional chains. Some of such competitive hotels and motels have greater financial resources and personnel with more experience than Mission Bay and the general partner. The San Diego area in particular has a large number of hotel and motel projects that in the aggregate dilute average occupancy and affect profitability. Mission Bay's motel does not compete directly with any large budget motel chains, but competes indirectly in the greater San Diego area with such budget motels as Comfort Inns and "E-Z 8" Motels.

     There is no proposed plan for the renovation, improvement or development of the Acquisition Hotel, nor does management foresee the implementation of such a plan during the term of the Percentage Lease. The Company, via the Lessee, plans to maintain the Acquisition Hotel in good working condition and such maintenance will require the Lessee to make the normal repairs and nominal improvements necessary to maintain such good working condition. The Acquisition Hotel will continue to be used, owned and operated as a limited-service hotel, pursuant to the Percentage Lease.

     There is no public trading market for the Partnership's limited partnership interests. There were approximately 1,149 holders of Mission Bay's 6,600 limited partnership interests as of December 31, 1994. Cash distributions to holders of limited partnership interests totaled $180,000 ($27.27 per interest) in 1994 and $162,000 ($24.55 per interest) in 1993.
Mission Bay's investment property has been valued at $2,810,000 as of December 1, 1994. Because of a significant decrease in the market value of the Acquisition Hotel, management elected to write down Mission Bay's investment property to its appraised value of $2,810,000 as of December 31, 1994.

Limited Service Hotels

     The Hotels do not offer a full variety of accommodations. They offer daily and nightly occupancies, but do not offer food, room service, restaurants, or laundry services.

Management Strategy

     The Company believes that the economic trends affecting the hotel industry will be the major factor in any future growth in Percentage Lease revenue from the Hotels and in the hotel properties that may be acquired by the Company. Additionally, the Company believes that if the Lessee operates and manages the Hotels in an efficient manner, such operation and management could have a positive effect on any future growth in Percentage Lease revenue from the Hotels and in the hotel properties that may be
acquired by the Company.   The Hotels will be, and any hotel properties
which may be acquired by the Company for operations, may be, managed by the Lessee. Based upon information provided by AAG, the Initial Hotels had average occupancy, ADR and REVPAR of 76%, $36.48, and $27.75, respectively, for 1995. The Company expects that, since January 1, 1995 and prior to the closing of the Offering, between 1% and 4% of room revenues of the Initial Hotels for such period will have been spent on upgrades and improvement of the Initial Hotels. Such capital improvements have been made to maintain and increase the quality standards at the Initial Hotels, respectively.

     Combined REVPAR for the Initial Hotels has increased from $24.45 for
1992 to $27.75 for the twelve months ended December 31, 1995.   Management
of the Company believes the growth in REVPAR at the Initial Hotels reflects the impact that can result from improved economic trends, improved management, capital improvements, and stronger demand in the market area.

Growth Strategy

     General

     The Company's growth strategy is to increase cash flow and enhance Shareholder value by acquiring additional existing hotels that meet the Company's investment criteria and by participating, through the Percentage Leases, in any growth in revenue at its Hotels and subsequently acquired hotels.

     Selection of Hotels

     The Company's selection of the Hotels for acquisition was principally based on competitive position of each Initial Hotel in its market and the prospects for growth in revenues and property values of such hotel properties. In selecting the Hotels, the Company considered a range of factors with respect to each Initial Hotel, including (i) the historical and projected cash flows, (ii) the estimated replacement cost and proposed acquisition price of each Initial Hotel, (iii) the availability of qualified lessees, (iv) the physical condition and potential for repositioning (including changing the franchise) or expansion or other physical improvements, (v) the price segment, (vi) the growth potential of the market, and (vii) the strength of the particular affiliated national hotel organization, if any.

Percentage Leases

     Upon the closing of the Public Offering, the Company will lease the Hotels to Crossroads Hospitality Tenant Company, a Delaware limited liability company, (the "Lessee") pursuant to various lease agreements (the "Percentage Leases"). The Percentage Leases are designed to allow the Company to participate in any growth in revenues at the Hotels, which the Company's management believes can be achieved through increases in both occupancy rates and ADR. During the term of each Percentage Lease, the Lessee will be obligated to pay (i) the Base Rent (as set forth below) (ii) Percentage Rent (as set forth below), (iii) all taxes other than the property taxes on the Hotels (the Company will pay such property taxes), assessments, ground rents, water, sewer or other rents and charges, excises, tax inspection, authorization or similar fees and all other governmental charges (the "Impositions"), and (iv) every fine, penalty, interest and cost for non-payment or late payment of Base Rent, Percentage Rent, or the Impositions (the "Additional Charges").

     A summary of the Percentage Leases with respect to the Hotels is set forth below.

                                                                                               Gross Revenue
                                                                                                 for the 12
                    Annual Percentage                                                           Months Ended    Annual Base
                    Rent Formula                                                              December 31, 1995     Rent
                    -----------------                                                         ----------------- -----------
Hotels:


Miner               35% YTD Revenues over initial Break-Even Threshold of $660,000*
                    on first $200,000 over Break-Even Threshold, and 40% thereafter,               $789,418       $265,300
                    less Percentage Rent previously paid YTD

Poplar Bluff        35% YTD Revenues over initial Break-Even Threshold of $555,000*
                    on first $100,000 over Break-Even Threshold, and 37% thereafter,               $636,896       $202,000
                    less Percentage Rent previously paid YTD

Rock Falls          28.75% YTD Revenues over initial Break-Even Threshold of $580,000**
                    on first $200,000 over Break-Even Threshold, and 35% thereafter,               $690,385       $200,500
                    less Percentage Rent previously paid YTD

Somerset            32% YTD Revenues over initial Break-Even Threshold of $410,000***
                    on first $200,000 over Break-Even Threshold, and 35% thereafter,               $548,284       $112,000
                    less Percentage Rent previously paid YTD

Mission Bay         30% YTD Revenues over initial Break-Even Threshold of $1,050,000**
                    on first $100,000 over Break-Even Threshold, and 40% thereafter,               $1,143,982     $250,000
                    less Percentage Rent previously paid YTD                                       ----------

Consolidated
Total for
Hotels                                                                                             $3,808,965     $1,029,800
                                                                                                   ==========     ==========
- ---------------------------------------------------------------------------------------
* Break-Even Threshold increases by 2% per year
** Break-Even Threshold increases by 3% per year
*** Break-Even Threshold remains constant



ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                  PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Description of Securities

     The following summary of the terms of the stock of the Company does not purport to be complete and is subject to and qualified in its entirety by reference to the Company's Charter and the Company's Bylaws, copies of which are exhibits to the Registration Statements.

In General

     The Charter provides that the Company may issue up to 50,000,000 shares of Class A Common Stock, $.01 par value per share; up to 4,000,000 shares of Class B Common Stock, $.01 par value per share; up to 1,000,000 shares of Class C Common Stock, $.01 par value per share; and up to 20,000,000 shares of its preferred stock, $.01 par value per share ("Preferred Stock"). The shares of Class B Common Stock and Class C Common Stock will have full voting and liquidation rights. The Class B Common Stock and Class C Common Stock are subordinated to the Class A Common Stock only with respect to dividends. Collectively, the Class A Common Stock, the Class B Common Stock, and the Class C Common Stock are referred to as Common Stock. Upon completion of the Formation Transactions, 1,471,946 shares of Common Stock will be issued and outstanding of which (i) 140,000 will be Class B Common Stock, (ii) 140,000 will be Class C Common Stock, and (iii) the remainder will be shares of the Company's Class A Common Stock. No Preferred Stock will be outstanding. Under Maryland law, stockholders generally are not liable for the corporation's debts or obligations.

Common Stock

     All shares of Common Stock offered hereby will be duly authorized, fully paid and nonassessable. Shareholders of Common Stock are entitled to receive distributions on such stock if, as and when authorized and declared by the Board of Directors out of assets legally available therefor and to share ratably in the assets of the Company legally available for distribution to its Shareholders in the event of its liquidation, dissolution or winding up after payment of or adequate provision for all known debts and liabilities of the Company.

     Each outstanding Share of Common Stock entitles the holder to one vote on all matters submitted to a vote of Shareholders, including the election of Directors. A plurality of all the votes cast at a meeting of stockholders duly called and at which a quorum is present shall be sufficient to elect a Director.

     Upon the closing of the Public Offering, the Company will issue 140,000 shares of Class B Common Stock ($.01 par value) and 140,000 shares of Class C Common Stock ($.01 par value) to the Hatfield Affiliates in exchange for their Initial Shares. The 140,000 shares of Class B Common Stock will be convertible to shares of Class A Common Stock. The 140,000 shares of Class C Common Stock will automatically convert into Class A Common Stock on January 1, 1997. The 140,000 shares of Class B and 140,000 shares of Class C Common Stock, on a pro forma basis, will not receive a distribution.

     Shareholders of Common Stock have no preference, exchange, sinking fund, redemption or appraisal rights and have no preemptive rights to subscribe for any securities of the Company. Except for the subordination of the Class B Common Stock and Class C Common Stock to the Company's Class A Common Stock discussed above, all shares of Common Stock will have equal distribution, liquidation and other rights.

     Under the MGCL, a Maryland corporation generally cannot dissolve, amend its charter, merge, sell all or substantially all of its assets, engage in a share exchange or engage in similar transactions outside the ordinary course of business unless approved by the affirmative vote of stockholders holding at least two thirds of the shares entitled to vote on the matter unless a lesser percentage (but not less than a majority of all of the votes entitled to be cast on the matter) is set forth in the corporation's charter. The Company's Charter does not provide for a lesser percentage (i.e., 51%) in such situations.

     The Charter authorizes the Board of Directors to reclassify any unissued shares of Common Stock into other classes or series of classes of stock and to establish the number of shares in each class or series and to set the preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions/dividends or other distributions, qualifications or terms or conditions of redemption for each such class or series.

 Preferred Stock

     The Board of Directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof. Because the Board of Directors has the power to establish the preferences and rights of each class or series of Preferred Stock, the Board of Directors may afford the holders of any series or class of Preferred Stock preferences, powers and rights, voting or otherwise, senior to the rights of holders of Common Stock. The issuance of Preferred Stock could have the effect of delaying or preventing a change in control of the Company. The Company has no present intention to issue shares of Preferred Stock.

Excess Stock

     For a description of Excess Stock, see "Restrictions on Transfer".

Power to Issue Additional Shares of Common Stock

     The Company believes that the power of the Board of Directors to issue additional authorized but unissued shares of Common Stock and to classify or reclassify unissued shares of Common and thereafter to cause the Company to issue such classified or reclassified shares of stock will provide the Company with increased flexibility in structuring possible future financings and acquisitions and in meeting other needs which might arise. The additional classes or series, as well as the Common Stock, will be available for issuance without further action by the Company's Shareholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which the Company's securities may be listed or traded. Although the Board of Directors has no intention at the present time of doing so, it could authorize the Company to issue a class or series that could, depending upon the terms of such class or series, delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for holders of Common Stock or otherwise be in their best interest.

Restrictions on Transfer

     For the Company to qualify as a REIT under the Code, its shares of Common Stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of twelve months (other than the first year for which an election to be a REIT has been made) or during a proportionate part of a shorter taxable year. Also, not more than 50% of the value of the outstanding shares of Common Stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities such as qualified pension plans) during the last half of a taxable year (other than the first year for which an election to be a REIT has been made).

     Because the Board of Directors believes it is essential for the Company to qualify as a REIT, the Charter, subject to certain exceptions, contains certain restrictions on the number of shares of Common Stock of the Company that a person may own. The Charter provides that no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than the lesser of 9.9% (the "Ownership Limit") of the number or value of the outstanding shares of Common Stock of the Company. The Company's Board of Directors, upon receipt of a ruling from the IRS, an opinion of counsel or other evidence satisfactory to the Board and upon such other conditions as the Board of Directors may establish, may exempt a proposed transferee from the Ownership Limit. However, the Board may not grant an exemption from the Ownership Limit to any proposed transferee whose ownership, direct or indirect, of in excess of 9.9% of the value of the outstanding shares of Common Stock of the Company would result in the termination of the Company's status as a REIT. The Ownership Limit does not apply to the Common Stock owned, directly or indirectly, by Mr. Hatfield. As a condition of such exemption, the intended transferee must give written notice to the Company of the proposed transfer no later than the fifteenth day prior to any transfer which, if consummated, would result in the intended transferee owning shares in excess of the Ownership Limit. The Board of Directors may require such opinions of counsel, affidavits, undertakings or agreements as it may deem necessary or advisable in order to determine or ensure the Company's status as a REIT. Any transfer of shares of stock that would (a) create a direct or indirect ownership of shares of stock in excess of the Ownership Limit, (b) result in the shares of stock being owned by fewer than 100 persons or (c) result in the Company being "closely held" within the meaning of Section 856(h) of the Code, will be null and void and the intended transferee will acquire no rights to the shares. The foregoing restrictions on transferability and ownership will not apply if the Board of Directors determines that it is no longer in the best interests of the Company to attempt to qualify, or to continue to qualify, as a REIT.

     Any purported transfer of shares that would result in a person owning shares in excess of the Ownership Limit or cause the Company to become "closely held" under Section 856(h) of the Code that is not otherwise permitted as provided above will constitute shares of Excess Stock, which will be transferred by operation of law to the Company as trustee for the exclusive benefit of the person or persons to whom the shares of Excess Stock are ultimately transferred until such time as the intended transferee retransfers the shares of Excess Stock. While these shares of Excess Stock are held in trust, they will not be entitled to vote or to share in any dividends or other distributions (except upon liquidation). Subject to the Ownership Limit, the shares of Excess Stock may be retransferred by the intended transferee to any person (if the shares of Excess Stock would not be shares of Excess Stock in the hands of such person) at a price not to exceed the price paid by the intended transferee or, if the intended transferee did not give value for such shares of Excess Stock (e.g., a transfer by gift or devise), the fair market value (as described below) at the time of the proposed transfer that resulted in the shares of Excess Stock, at which point the Excess Stock will automatically be exchanged for the stock to which the shares of Excess Stock are attributable. In addition, such shares of Excess Stock held in trust are subject to purchase by the Company at a purchase price equal to the lesser of the price paid for the stock by the intended transferee (or, in the case of a devise or gift, the fair market value at the time of such devise or gift) and the fair market value of the shares of Excess Stock on the date the Company exercises its right to purchase. Fair market value shall be the last sales price reported on the American Stock Exchange on the trading day immediately preceding the relevant date, or if not then traded on the American Stock Exchange, the last sales price of such shares of stock on the trading day immediately preceding the relevant date as reported on any exchange or quotation system over which such shares of stock may be traded, or if not then traded over any exchange or quotation system, then the market price of such shares of stock on the relevant date as determined in good faith by the Board of Directors of the Company. From and after the intended transfer to the intended transferee of the shares of Excess Stock, the intended transferee shall cease to be entitled to distributions (except upon liquidation), voting rights and other benefits with respect to such shares of the stock except the right to payment of the purchase price for the shares of stock or the retransfer of shares as provided above. Any dividend or distribution paid to a proposed transferee on shares of Excess Stock prior to the discovery by the Company that such shares of stock have been transferred in violation of the provisions of the Charter shall be repaid to the Company upon demand. If the foregoing transfer restrictions are determined to be void or invalid by virtue of any legal decision, statute, rule or regulation, then the intended transferee of any shares of Excess Stock may be deemed, at the option of the Company, to have acted as an agent on behalf of the Company in acquiring such shares of Excess Stock and to hold such shares of Excess Stock on behalf of the Company.

     All certificates representing shares of Common Stock and Preferred Stock will bear a legend referring to the restrictions described above.

     All persons who own, directly or by virtue of the attribution provisions of the Code, more than 5% (or such other percentage between one half of 1% and 5%, as provided in the rules and regulations promulgated under the Code) of the number or value of the outstanding shares of Common Stock of the Company must give a written notice to the Company by January 31 of each year. In addition, each stockholder shall upon demand be required to disclose to the Company in writing such information with respect to the direct, indirect and constructive ownership of shares of Common Stock as the Board of Directors deems reasonably necessary to comply with the provisions of the Code applicable to a REIT, to comply with the requirements of any taxing authority or governmental agency or to determine any such compliance.

     This Ownership Limit could delay, defer or prevent a transaction or a change in control of the Company that might involve a premium price for the Common Stock or otherwise be in the best interest of the Shareholders.

Distribution Policy

     The Company intends to make regular quarterly distributions to holders of its Common Stock. Initially, the Company's sole source of revenue will be from lease payments under the Percentage Leases and interest income.
The Company must rely on the Lessee to generate sufficient cash flow from the operation of the Hotels to meet the Lessee's rent obligations under the Percentage Leases. However, upon consummation of the Public Offering, the Company intends to make regular quarterly distributions to holders of Class A Common Stock. The Company has established a Pro Forma Distribution per share. The Pro Forma Distribution is the amount determined from the existing pro forma estimated level of income and cash flow ($0.885 per share for 1996).

     If the Company distributes approximately 98% of its cash available for distribution utilizing the pro forma December 31, 1995 twelve month earnings, then the indicated annual distribution per share would be $0.885 per share for 1996 (the "Pro Forma Distribution"). The Company estimates that approximately 22% of this assumed 12 month Pro Forma Distribution per share will represent a return of capital for federal income tax purposes, which generally will not be subject to federal income tax under current law.

     The Company established the amount of the initial Pro Forma Distribution based upon estimated cash available for distribution, the pro forma condensed statement of operations and calculation of pro forma cash available for distribution as of, and for the twelve months ended December 31, 1995. The Company believes that historical financial information, with pro forma adjustments, provides a reasonable basis for setting the Pro Forma Distribution. The Board of Directors will determine the actual quarterly distribution rate based upon the Company's actual results of operations, economic conditions and other factors. Approximately 34.7% of the initial distributions by the Company initially will be received (directly or indirectly) by the Hatfield Affiliates.

     The following table sets forth certain pro forma financial information of the twelve months ended December 31, 1995, which was used to establish the estimated Pro Forma Distribution per share (based on a 98% payout of pro-forma cash available for distribution).

                            Host Funding, Inc.
                   Twelve Months Ended December 31, 1995
               (dollars in thousands, except per share data)
                                (unaudited)
Pro forma net income <F1>                                            $  863
Pro forma depreciation and amortization <F2>                            184
Pro forma amortization of unearned directors compensation <F3>           54
                                                                     ------
Pro forma estimated net cash provided by operating activities         1,101
Pro forma estimated net cash used in financing activities <F4>         (24)
                                                                     ------
Pro forma estimated cash available for distribution                  $1,077
                                                                     ======
Pro forma estimated initial aggregate distribution <F5>
     Class A                                                         $1,055
     Class B                                                         $0
     Class C                                                         $0

Pro forma estimated initial annual distribution per share <F6><F7>
     Class A                                                         $0.885
     Class B                                                         $0.000
     Class C                                                         $0.000

Pro forma estimated payout ratio of cash available
  for distribution <F8>
     Class A                                                         98.0%
     Class B                                                          0.0%
     Class C                                                          0.0%

<F1>
The pro forma net income for the twelve months ended December 31, 1995 is calculated on a pro forma basis by applying the rent provisions in the Percentage Leases for the Hotels to the pro forma room revenues of the Hotels (as if January 1, 1995 were the beginning of the lease year) and subtracting pro forma depreciation, advisory fees, interest expense, general and administrative expenses and the amortization of unearned directors compensation. For the combined Hotels, pro forma Percentage Lease revenue for the twelve months ended December 31, 1995 (which was used in calculating pro forma net income) exceeded the Lessee's annual Base Rent obligation by $178,141.

<F2>
Represents depreciation and amortization of property and equipment.

<F3>
Represents amortization of unearned directors compensation related to the issuance of shares of Class A Common Stock to certain Directors in the Formation Transactions.



<F4>
Pro forma estimated cash used in debt service represents payments made for debt service on pro forma estimated remaining Rock Falls, Illinois long-term debt.

<F5>
On January 1, 1997, the 140,000 shares of Class C Common Stock are converted to shares of Class A Stock. Prior to the conversion of Class C to Class A Common Stock, the pro forma estimated initial aggregate distributions is equal to $0.885 per share times 1,191,946 weighted average shares of Class A Common Stock outstanding and $0.00 per share times 140,000 weighted average shares of Class B Common Stock outstanding and $0.00 per share times 140,000 weighted average shares of Class C Common Stock outstanding.

<F6>
Based on 1,191,946 shares of Class A Common Stock outstanding upon completion of the Formation Transactions, including an aggregate of 30,000 shares of Class A Common Stock to be issued to three Directors. The 140,000 shares of Class B and 140,000 shares of Class C Common Stock, on a pro forma basis, will not receive a distribution.

<F7>
Management estimates that combined approximately 22.1% ($0.160 per share of Class A Common Stock) of the assumed initial twelve month distribution per share will represent a return of capital for federal income tax purposes. No assurances can be given that the portion of such pro forma twelve months ended December 31, 1995 distribution that is estimated to be, or constitutes, a return of capital will be indicative of the return of capital in any future period.

<F8>
The pro forma estimated distribution represents the anticipated initial aggregate annual distribution divided by estimated cash available for distribution.

     The estimate of anticipated initial quarterly distributions relates only to the year ending December 31, 1996, and no assurance can be given as to the rate of distributions, if any, after that date. The Company's actual cash available for distribution will be affected by a number of factors, including changes in occupancy, ADR and REVPAR at the Hotels. To the extent that the Company has outstanding debt, whether from the Formation Transactions or whether from financing investments in additional hotel properties or for other purposes, the Company may utilize a portion of cash flow for debt service. The Company presently anticipates that additional acquisitions, including initial capital improvements thereto, will be financed primarily through debt financing or the issuance of addition equity securities. To the extent that such financing is insufficient to meet all of such cash needs, or the cost of such financing exceeds the cash flow generated by the acquired properties for any period, cash available for distribution could be reduced. In order to maintain its qualification as a REIT, the Company must make annual distributions to its Shareholders of at least 95% of its taxable income (which does not include net capital gains). Since the Company's pro forma estimated taxable income is $863,000, the minimum initial distribution required by the 95% requirement discussed above would be approximately $820,000. Based on 1,191,946 shares of Class A Common Stock outstanding, such an annual distribution of $820,000 would represent an annual per share distribution of $0.688 per share which is significantly less than the $0.885 Pro Forma Distribution. Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet such distribution requirements. In such event, the Company presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain its qualification as a REIT for federal income tax purposes. It is presently anticipated that the Company's cash flow from operation of the Hotels will be sufficient to enable it to make distributions at the estimated initial rate. To the extent that cash flow from operations were to be insufficient during any quarter, due to temporary or seasonal fluctuations in Percentage Lease revenue, the Company expects to utilize other cash on hand or additional borrowings. No assurance can be given, however, that the Company will make distributions in the future at the initially estimated rate, or at all.

     The timing and amount of distributions made by the Company will be determined by the Board of Directors and will depend on a number of factors, including the amount of cash available for distribution, the Company's financial condition, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors may deem relevant.

Transfer Agent and Registrar

     The transfer agent and registrar for the Common Stock is American Stock Transfer & Trust Company, New York, New York.

Certain Provisions of Maryland Law and of the Company's Charter and Bylaws

     The following summary of certain provisions of Maryland law and of the Charter and Bylaws of the Company does not purport to be complete and is subject to and qualified in its entirety by reference to Maryland law and the Charter and Bylaws of the Company.

     Classification of the Board of Directors

     The Bylaws provide that the number of Directors of the Company may be established by the Board of Directors but may not be fewer than the minimum number required by the Maryland General Corporation Law, nor more than 15. Any vacancy will be filled, at any regular meeting or at any special meeting called for that purpose, by a majority of the remaining Directors, except that a vacancy resulting from an increase in the number of Directors must be filled by a majority of the entire Board of Directors.

     Pursuant to the Charter, the Board of Directors is divided into three classes of Directors. The initial terms of the first and second classes will expire in 1996 and 1997 respectively. Beginning in 1998, directors of each class will be chosen for three-year terms upon the expiration of their current terms and each year one class of Directors will be elected by the Shareholders. The Company believes that classification of the Board of Directors will help to assure the continuity and stability of the Company's business strategies and policies as determined by the Board of Directors. The Directors will be elected by a plurality of all Shareholders. Shareholders will have a right to cumulative voting in the election of Directors.

     The classified board provision could have the effect of making the replacement of incumbent Directors more time consuming and difficult. At least two annual meetings of Shareholders, instead of one, will generally be required to effect a change in a majority of the Board of Directors. Thus, the classified board provision could increase the likelihood that incumbent Directors will retain their positions. The staggered terms of Directors may reduce the possibility of a tender offer or an attempt to change control of the Company, even though a tender offer or change of control might be in the best interests of the Shareholders.

     Removal of Directors

     The Charter provides that a director may be removed only for cause and only by the affirmative vote of at least two-thirds of the votes entitled to be cast in the election of Directors. According to the Company's Charter, "cause" shall mean with respect to any particular Director a final judgment of a court of competent jurisdiction holding that such Director caused demonstrable, material harm to the Company through bad faith or active and deliberate dishonesty. This provision, when coupled with the provision in the Bylaws authorizing the Board of Directors to fill vacant directorships, precludes Shareholders from removing incumbent Directors except upon the existence of cause for removal and a substantial affirmative vote and filling the vacancies created by such removal with their own nominees.

     Business Combinations

     Under the MGCL, certain "business combinations" (including a merger, consolidation, share exchange or, in certain circumstances, an asset transfer or issuance or reclassification of equity securities) between a Maryland corporation and any person who beneficially owns ten percent or more of the voting power of the corporation's shares or an affiliate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of ten percent or more of the voting power of the then-outstanding voting stock of the corporation (an "Interested Stockholder") or an affiliate thereof are prohibited for five years after the most recent date on which the Interested Stockholder becomes an Interested Stockholder. Thereafter, any such business combination must be recommended by the board of directors of such corporation and approved by the affirmative vote of at least (a) 80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation and (b) two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the Interested Stockholder with whom (or with whose affiliate) the business combination is to be effected, unless, among other conditions, the corporation's Common Shareholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Stockholder for its shares. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by the board of directors of the corporation prior to the time that the Interested Stockholder becomes an Interested Stockholder. Mr. Hatfield beneficially will own more than ten percent of the Company's voting shares and would, therefore, be subject to the business combination provision of the MGCL. However, pursuant to the statute, the Company has exempted any business combinations involving Mr. Hatfield and, consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between Mr. Hatfield and the Company. As a result, Mr. Hatfield may be able to enter into business combinations with the Company, which may not be in the best interest of the Shareholders, without compliance by the Company with the super-majority vote requirements and the other provisions of the statute.

     Control Share Acquisitions

     The MGCL provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares of stock owned by the acquirer, by officers or by directors who are employees of the corporation. "Control Shares" are voting shares of stock which, if aggregated with all other such shares of stock previously acquired by the acquirer, or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of voting power: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more of all voting power. Control Shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of control shares, subject to certain exceptions.

     A person who has made or proposes to make a control share acquisition, upon satisfaction of certain conditions (including an undertaking to pay expenses), may compel the board of directors of the corporation to call a special meeting of Shareholders to be held within 50 days of demand to consider the voting rights of the shares. If no request for a meeting is made, the corporation may itself present the question at any Shareholders meeting.

     If voting rights are not approved at the meeting or if the acquiring person does not deliver an acquiring person statement as required by the statute, then, subject to certain conditions and limitations, the corporation may redeem any or all of the control shares (except those for which voting rights have previously been approved) for fair value determined, without regard to the absence of voting rights for the control shares, as of the date of the last control share acquisition by the acquirer or of any meeting of Shareholders at which the voting rights of such shares are considered and not approved. If voting rights for control shares are approved at a Shareholders meeting and the acquirer becomes entitled to vote a majority of the shares entitled to vote, all other Shareholders may exercise appraisal rights. The fair value of the shares as determined for purposes of such appraisal rights may not be less than the highest price per share paid by the acquirer in the control share acquisition.

     The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation.

     The Bylaws of the Company contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of the Company's shares of stock. There can be no assurance that such provision will not be amended or eliminated at any time in the future.

     Amendment to the Charter

     The Charter, including its provisions on classification of the Board of Directors and removal of Directors, may be amended only by the affirmative vote of the holders of not less than two thirds of all of the votes entitled to be cast on the matter.

     Dissolution of the Company

     The dissolution of the Company must be approved by the affirmative vote of the holders of not less than two thirds of all of the votes entitled to be cast on the matter.

     Advance Notice of Director Nominations and New Business

     The Bylaws of the Company provide that (a) with respect to an annual meeting of Shareholders, nominations of persons for election to the Board of Directors and the proposal of business to be considered by Shareholders may be made only (i) pursuant to the Company's notice of the meeting, (ii) by the Board of Directors or (iii) by a Shareholder who is entitled to vote at the meeting and has complied with the advance notice procedures set forth in the Bylaws and (b) with respect to special meetings of Shareholders, only the business specified in the Company's notice of meeting may be brought before the meeting of Shareholders and nominations of persons for election to the Board of Directors may be made only (i) pursuant to the Company's notice of the meeting, (ii) by the Board of Directors or (iii) provided that the Board of Directors has determined that Directors shall be elected at such meeting, by a Shareholder who is entitled to vote at the meeting and has complied with the advance notice provisions set forth in the Bylaws.

     Anti-takeover Effect of Certain Provisions of Maryland Law and of the Charter and Bylaws

     The business combination provisions and, if the applicable provision in the Bylaws is rescinded, the control share acquisition provisions of the MGCL, the provisions of the Charter on classification of the Board of Directors and removal of Directors and the advance notice provisions of the Bylaws could delay, defer or prevent a transaction or a change in control of the Company that might involve a premium price for holders of Common Stock or otherwise be in their best interest.

ITEM 6.  SELECTED FINANCIAL DATA

Overview

     Upon the closing of the Mission Bay Acquisition, the Company will own all of the Hotels. In order for the Company to qualify as a REIT, the Company cannot operate hotels. Therefore, the Company will lease the Hotels to the Lessee. Accordingly, the Company's principal source of revenue will be lease payments under the Percentage Leases. Percentage Rent will be based upon the Hotels' revenues, and the Lessee's ability to make payments to the Company under the Percentage Leases will be dependent on the Lessee's ability to generate cash flow from the operation of the Hotels.

     All of the Initial Hotels were opened in 1985, all of the Initial Hotels were initially opened as Super 8s, and were acquired by AAG in 1985. The Acquisition Hotel which was opened in 1987, was initially opened as a Super 8.

     Average occupancy, ADR and REVPAR have each shown slight gains from 1991 through 1994. In 1995, three of the four Initial Hotels experienced slight growth in ADR. Also in 1995, three of the four Initial Hotels experienced slight decreases in REVPAR and Room Sales. In 1995, the Acquisition Hotel experienced growth in ADR, REVPAR, and Room Sales.

     The following table sets forth information with respect to average occupancy, ADR and REVPAR for each of the years ended December 31, 1991, 1992, 1993, 1994, and 1995. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and/or REVPAR will not decrease due to changes in national or local economic or hospitality industry conditions.

     Management believes the slight growth in average occupancy, ADR and REVPAR at the Hotels reflects stronger market demand. While no assurance can be given that the Hotels will continue to experience growth in all or any of these areas, management of the Company believes that additional growth, particularly in the areas of occupancy, ADR and REVPAR, could occur in light of improving industry conditions.

     In addition to participating in increased revenues at the Hotels, the Company's strategy is to increase cash flow and enhance shareholder value by acquiring additional existing hotels that meet the Company's investment criteria and by participating, through the Percentage Leases, in any revenue growth experienced at its Hotels. Management believes the U.S. lodging industry is recovering from a period of low profitability resulting from high levels of debt, past over-building of hotel properties and the effects of the recent economic recession. As a result, the Company believes that, in the short-term, it will have opportunities to acquire additional existing hotels at attractive prices.

     General

     The following table sets forth financial data for the Company for the years ended December 31, 1995, 1994, 1993, 1992, and 1991:


                                             Twelve Months Ended December 31,
                                   -------------------------------------------------------
                                   1991        1992         1993         1994         1995
                                   ----        ----         ----         ----         ----
INITIAL HOTELS AND LESSEE
Rock Falls
  Average occupancy                70.2%       70.0%        79.2%        79.4%        76.3%
  Average daily rate               $31.51      $34.50       $35.88       $36.37       $37.21
  Revenue per available room       $22.05      $24.15       $28.43       $28.90       $28.38
Miner
  Average occupancy                90.2%       92.7%        94.7%        96.2%        86.0%
  Average daily rate               $31.56      $34.22       $35.40       $36.73       $38.42
  Revenue per available room       $28.40      $31.72       $33.54       $35.31       $33.05
Somerset
  Average occupancy                59.1%       55.2%        58.9%        67.6%        67.9%
  Average daily rate               $32.28      $34.19       $33.83       $34.62       $34.04
  Revenue per available room       $19.01      $18.88       $19.92       $23.63       $23.12
Poplar Bluff
  Average occupancy                64.1%       69.2%        71.5%        72.2%        74.0%
  Average daily rate               $31.54      $33.35       $34.00       $35.32       $35.74
  Revenue per available room       $20.23      $23.07       $24.30       $25.69       $26.44

TOTAL-INITIAL HOTELS AND LESSEE
  Average occupancy                70.9%       71.8%        76.1%        79%          76%
  Average daily rate               $31.69      $34.07       $34.89       $36.00       $36.48
  Revenue per available room       $22.47      $24.45       $26.55       $28.38       $27.75

ACQUISITION HOTEL
Mission Bay
  Average occupancy                67.5%       65.2%        52.5%        54.9%        57.7%
  Average daily rate               $42.66      $43.04       $42.84       $42.20       $43.45
  Revenue per available room       $28.80      $28.06       $22.48       $23.18       $25.06


     The following tables set forth historical revenue for the Hotels and the percent change among the periods indicated.

                  Twelve Months Ended December 31, 1995

                                                      Initial Hotels
                                         -----------------------------------------
                                         Rock              Somer-   Poplar                 Mission
                                         Falls    Miner    set      Bluff    Total         Bay
                                         -----    -----    -----    -----    -----         -----
REVENUES:
  Room Sales                             94.5%    96.3%    97.0%    95.5%    95.8%         93.6%
  Telephone                              3.1%     2.3%     2.7%     3.2%     2.8%          3.1%
  Other                                  2.4%     1.4%     0.4%     1.4%     1.4%          3.3%

    Total revenues                       100.0%   100.0%   100.0%   100.0%   100.0%        100.0%

EXPENSES:
  Rooms                                  21.0%    21.1%    21.6%    22.1%    21.4%          28.6%
  Interest                               0.0%     0.0%     0.0%     0.0%     0.0%            0.0%
  Administrative & general               11.7%    10.6%    12.0%    10.7%    11.2%          12.2%
  Depreciation & amortization            0.4%     0.0%     0.1%     0.2%     0.2%            7.3%
  Management fee                         3.9%     4.4%     4.9%     4.3%     4.4%            6.0%
  Franchise                              4.7%     4.8%     4.9%     4.8%     4.8%            5.6%
  Repairs and maintenance                4.4%     3.0%     4.1%     3.5%     3.7%            5.0%
  Energy cost                            5.0%     4.2%     4.4%     4.3%     4.5%            5.3%
  Property taxes                         4.1%     1.3%     2.1%     2.0%     2.3%            3.5%
  Telephone                              1.5%     1.1%     2.2%     1.5%     1.5%            0.8%
  Insurance                              1.4%     2.9%     1.4%     1.5%     1.8%            1.9%
  Marketing                              0.2%     1.8%     2.3%     2.2%     1.6%            4.8%
  Rent                                   37.8%    39.2%    43.2%    37.1%    39.2%           0.0%
  Provision for Loss                     0.0%     0.0%     0.0%     0.0%     0.0%            3.1%
                                         -----    -----    -----    -----    -----         -----

    Total expenses                       96.0%    94.4%    103.1%   94.3%    96.6%          84.2%

NET INCOME (LOSS)                        4.0%     5.6%     -3.1%    5.7%     3.4%           15.8%
                                         =====    =====    ======   =====    =====         =====


                              Twelve Months Ended December 31, 1994

                                                      Initial Hotels
                                         ----------------------------------------
                                         Rock              Somer-   Poplar                 Mission
                                         Falls    Miner    set      Bluff    Total         Bay
                                         -----    -----    -----    -----    -----         -----

REVENUES:
  Room Sales                             93.8%    96.0%    96.8%    95.5%    95.5%         93.8%
  Telephone                               3.4%     2.7%     2.8%     2.8%     2.9%          3.9%
  Other                                   2.8%     1.3%     0.5%     1.7%     1.6%          2.2%
                                         -----    -----    -----    -----    -----         -----
    Total revenues                       100.0%   100.0%   100.0%   100.0%   100.0%        100.0%

EXPENSES:
  Rooms                                  20.0%    19.5%    23.1%    20.4%    20.6%         28.6%
  Interest                               14.4%    12.8%    18.1%    14.3%    14.6%          0.0%
  Administrative & general               10.9%    12.9%    11.8%    10.4%    11.6%         12.7%
  Depreciation & amortization             4.8%     4.4%     6.0%     5.6%     5.1%          8.1%
  Management fee                          4.9%     5.0%     5.0%     5.0%     5.0%          6.0%
  Franchise                               4.7%     4.8%     4.8%     4.8%     4.8%          5.6%
  Repairs and maintenance                 5.3%     3.6%     5.0%     4.2%     4.4%          5.4%
  Energy cost                             4.7%     3.9%     3.9%     4.2%     4.2%          6.1%
  Property taxes                          5.1%     1.2%     2.0%     1.9%     2.5%          4.2%
  Telephone                               1.8%     1.3%     1.9%     1.6%     1.6%          1.1%
  Insurance                               1.4%     2.0%     1.3%     1.4%     1.6%          2.2%
  Marketing                               0.3%     1.9%     2.9%     2.9%     1.9%          5.4%
  Rent                                    0.0%     0.0%     0.0%     0.0%     0.0%          0.0%
  Provision for Loss                      0.0%     0.0%     0.0%     0.0%     0.0%         145.5%
                                         -----    -----    -----    -----    -----         -----
    Total expenses                       78.3%    73.1%    85.9%    76.5%    77.8%         230.9%

NET INCOME (LOSS)                        21.7%    26.9%    14.1%    23.5%    22.2%         (130.9%)
                                         =====    =====    =====    =====    =====         ========


                              Twelve Months Ended December 31, 1993

                                                      Initial Hotels
                                         -----------------------------------------
                                         Rock              Somer-   Poplar                 Mission
                                         Falls    Miner    set      Bluff    Total         Bay
                                         -----    -----    -----    -----    -----         -----
REVENUES:
  Room Sales                             94.4%    95.9%    96.5%    95.6%    95.6%         94.0%
  Telephone                               2.8%     2.6%     2.7%     2.3%     2.6%          2.7%
  Other                                   2.8%     1.4%     0.8%     2.1%     1.8%          3.3%
                                         -----    -----    -----    -----    -----         -----
    Total revenues                       100.0%   100.0%   100.0%   100.0%   100.0%        100.0%

EXPENSES:
  Rooms                                  18.8%    19.2%    22.8%    21.7%    20.3%         31.1%
  Interest                               17.2%    18.6%    28.5%    19.2%    20.2%          0.0%
  Administrative & general               11.6%    13.9%    13.5%    12.1%    12.8%         15.3%
  Depreciation & amortization             4.8%     3.9%     5.0%     5.8%     4.8%          8.9%
  Management fee                          4.9%     5.0%     5.0%     5.0%     5.0%          6.0%
  Franchise                               4.7%     4.8%     4.8%     4.8%     4.8%          5.6%
  Repairs and maintenance                 4.4%     3.9%     7.8%     5.3%     5.1%          5.8%
  Energy cost                             4.7%     4.1%     4.3%     4.1%     4.3%          5.8%
  Property taxes                          5.2%     1.1%     2.4%     1.4%     2.5%          4.5%
  Telephone                               2.0%     1.4%     2.4%     1.8%     1.8%          1.4%
  Insurance                               1.1%     0.9%     1.4%     1.2%     1.1%          2.5%
  Marketing                               0.5%     2.1%     3.5%     2.4%     2.0%          5.9%
  Rent                                    0.0%     0.0%     0.0%     0.0%     0.0%          0.0%
  Loan Restructuring Costs                3.7%     3.2%     5.4%     4.4%     4.0%          0.0%
                                         -----    -----    -----    -----    -----         -----
     Total expenses                      83.6%    82.1%    106.8%   89.1%    88.7%         92.8%

NET INCOME (LOSS)                        16.4%    17.9%    (6.8%)   10.9%    11.3%          7.2%
                                         =====    =====    ======   =====    =====         =====



                                                        Twelve Months Ended December 31,
                                                        --------------------------------

                             1991                 1992                  1993               1994                1995
                     -------------------  --------------------  ------------------- ------------------  -------------------
                                 Percent                                                                           Percent
                                 Change                Percent              Percent            Percent              Change
                                  from                  Change               Change             Change               from
                     Percent/     Prior   Percent/      from    Percent/     from   Percent/     from   Percent/    prior
                      Amount      Year     Amount       1991     Amount      1992   Amount       1993   Amount       Year
                     -------     -------  -------      -------  -------     ------- -------    -------  -------    --------

INITIAL HOTELS
AND LESSEE
Rock Falls
  Occupancy           70.2%       1.1%     70.0%        (0.3%)   79.2%       13.2%  79.4%        0.2%   76.3%        (3.9%)
  ADR                 $31.51      (2.5%)   $34.50       9.5%     $35.88      4.0%   $36.37       1.4%   $37.21       2.3%
  REVPAR              $22.05      (1.8%)   $24.15       9.5%     $28.43      17.7%  $28.90       1.6%   $28.38       (1.8%)
  Room sales          508,414     (1.5%)   $556,939     9.5%     $653,730    17.4%  $664,480     1.6%   $652,573     (1.8%)

Miner
  Occupancy           90.2%       9.6%     92.7%        2.7%     94.7%       2.2%   96.2%        1.5%   86.0%        (10.5%)
  ADR                 $31.56      1.5%     $34.22       8.4%     $35.40      3.4%   $36.73       3.8%   $38.42       4.6%
  REVPAR              $28.40      11.0%    $31.72       11.7%    $33.54      5.8%   $35.31       5.3%   $33.05       (6.4%)
  Room sales          654,886     11.3%    $731,293     11.7%    $771,277    5.5%   $811,923     5.3%   $760,003     (6.4%)

Somerset
  Occupancy           59.1%       5.7%     55.2%        (6.5%)   58.9%       6.7%   67.6%        14.8%  67.9%        0.5%
  ADR                 $32.28      (3.6%)   $34.19       5.9%     $33.83      (1.1%) $34.62       2.3%   $34.04       (1.7%)
  REVPAR              $19.01      (0.2%)   $18.88       (0.7%)   $19.92      5.5%   $23.63       18.6%  $23.12       (2.1%)
  Room sales          438,320     0.0%     $435,314     (0.7%)   $458,145    5.2%   $543,305     18.6%  $531,625     (2.1%)

Poplar Bluff
  Occupancy           64.1%       7.8%     69.2%        7.9%     71.5%       3.3%   72.2%        1.0%   74.0%        2.4%
  ADR                 $31.54      2.0%     $33.35       5.7%     $34.00      1.9%   $35.32       3.9%   $35.74       1.2%
  REVPAR              $20.23      10.0%    $23.07       14.0%    $24.30      5.3%   $25.69       5.7%   $26.44       2.9%
  Room sales          465,143     10.0%    $531,938     14.4%    $558,761    5.0%   $590,788     5.7%   $607,959     2.9%

TOTAL-INITIAL HOTELS
AND LESSEE
  Occupancy           70.9%       5.8%     71.8%        1.2%     76.1%       6.0%    79%          3.6%   76%          (3.5%)
  ADR                 $31.69      (0.6%)   $34.07       7.5%     $34.89      2.4%    $36.00       3.2%   $36.48       1.3%
  REVPAR              $22.47      5.1%     $24.45       8.8%     $26.55      8.6%    $28.38       6.9%   $27.75       (2.2%)
  Room sales          2,066,763   5.1%     $2,255,484   9.1%     $2,441,913  8.3%    $2,610,496   6.9%   $2,552,160   (2.2%)

ACQUISITION HOTEL
Mission Bay
  Occupancy           67.5%       0.4%     65.2%        (3.4%)   52.5%       (19.5%) 54.9%        4.6%   57.7%        5.0%
  ADR                 $42.66      3.8%     $43.04       0.9%     $42.84      (0.5%)  $42.20       (1.5%) $43.45       3.0%
  REVPAR              $28.80      4.2%     $28.06       (2.6%)   $22.48      (19.9%) $23.18       3.1%   $25.06       8.1%
  Room sales          1,229,791   4.2%     $1,201,412   (2.3%)   $960,166    (20.1%) $989,703     3.1%   $1,070,216   8.1%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

     Actual Results of Operations -- Initial Hotels and Lessee

     Year Ended December 31, 1995 and 1994

     On January 1, 1995, the Initial Hotels were leased to Inn Fund by AAG. On April 1, 1995, the real estate assets and long-term debt were transferred to the Company. Please refer to the Initial Hotels and Inn Fund financial statements and footnotes thereto in the Registration Statements incorporated by reference for additional information and for purposes of comparison of actual results of operations.

     Occupancy, average room rates, and revenue per available room were 76% versus 79%, $36.48 versus $36.00, and $27.75 versus $28.38 for the year ended December 31, 1995 as compared to 1994, resulting in room revenues of $2,552,160 and $2,610,496, respectively. The decrease in occupancy and revenue per available room, which were slightly offset by an increase in average room rates, are attributable to the opening of several new hotels adjacent to the Miner Super 8 (the Hatfield Inn, among others) and reduced business travel in Rock Falls, Illinois.

     During 1995, the Initial Hotels incurred no interest expense and depreciation of $4,532 and rent expenses totaling $1,043,456, while for the same comparative period of 1994 no rent expense was incurred, interest expense totaled $400,003, and depreciation and amortization totaled $139,112. As described above, the Initial Hotels were leased effective January 1, 1995 to Inn Fund. Thereafter, Inn Fund incurred rent expense while depreciation and amortization on existing assets and interest expense on long-term debt remained with AAG and the Company.

     In 1995, three of the four Initial Hotels experienced slight growth in ADR. However, three of the four Initial Hotels experienced slight decreases in REVPAR and Room Sales. Occupancy for the Initial Hotels decreased by an average of 3.5%. Also in 1995, the Acquisition Hotel experienced growth in ADR, REVPAR, Occupancy, and Room Sales.

     Expenses of hotel operations, excluding rent, depreciation and amortization and interest expense for the comparable years ended December 31, 1995 and 1994 totaled $1,525,676 versus $1,589,372. The approximate 4%
decrease in hotel expenses in 1995 as compared to 1994 is principally attributed to decreased management fees, as a result of the decrease in the management fee rate from 5% to 3%, and reduced repairs and maintenance and marketing due to expense controls.

     The principal reason for the decrease in net income to $91,319 from $605,970 for the year ended December 31, 1995 as compared to 1994 is the effect the execution of the intercompany lease had on rent expense, depreciation and amortization and interest expense.

     Year Ended December 31, 1994 as Compared to Year Ended December 31,
     1993

     Occupancy and average room rates of 79% versus 76% and $36.00 versus $34.89 for the year ended December 31, 1994 as compared to 1993 resulted in room revenues of $2,610,496 versus $2,441,913 respectively. The increase in room revenues is principally attributed to the increase in occupancy due to increased business travel in 1994 as compared to 1993 and to the increased room rate able to be achieved due to higher demand for rooms.

     The restructuring of the long-term debt in 1993 resulted in lower interest rates which caused interest expense to decrease to $400,002 from $516,116 in 1994 as compared to 1993. Further, in 1993, loan restructuring costs totaling $101,883 were incurred while restructuring the previous debt with no similar expense in 1994.

     Room expense increased in 1994 as compared to 1993 principally because of increased occupancy at the Hotels.

     Depreciation expense increase in 1994 as compared to 1993 principally because of late 1993 and 1994 asset additions for which increased depreciation expense was incurred in 1994.

     Insurance expense increased in 1994 as compared to 1993 principally due to increased liability insurance premiums due to market conditions.

     The principal reasons for the increase in net income to $605,879 from $288,162 for the comparable 1994 and 1993 calendar year periods was the effect on interest rates and elimination of loan restructuring costs and the increase in occupancy and average room rates in 1994 as compared to 1993.

     Year Ended December 31, 1993 as Compared to Year Ended December 31,
     1992

     Occupancy and average room rates of 76% and 72% and $34.89 versus $34.07 for the year ended December 31, 1993 as compared to 1992 resulted in room revenues of $2,441,913 versus $2,255,483. The increase in room revenues is principally attributed to increased business travel in 1993 as compared to 1992 due to improvement in the Midwest economy and to the slight increase in the average room rate, principally the result of inflation.

     Interest expense decreased to $516,116 from $631,489 for the comparable 1993 and 1992 calendar year ends, principally due to lower interest rates as a result of loan restructuring completed in 1993.

     Loan restructuring costs totaled $101,883 in 1993 as compared to $59,528 in 1992, which costs were expensed as incurred during the loan restructuring completed in 1993.

     Depreciation and amortization decreased in 1993 as compared to 1992 due to the final depreciation in 1992 of the costs incurred for the original hotel furnishings and equipment upon construction.

     Management fees increased in 1993 as compared to 1992 due to the one year agreed upon reduction in 1992 by the General Partner of AAG of management fee expense form 5% to 3% of gross revenue.

     The principal reasons for the increase in net income to $288,162 in 1993 from a loss of ($50,130) in 1992 was the improved effect on interest rates due to the loan restructuring completed in 1993, the decrease in depreciation and amortization expense due to the final depreciation in 1992 of the original hotel furnishing sand equipment and improved occupancy and average room rates in 1993 as compared to 1992.

     Actual Results of Operations -- Mission Bay

     Year Ended December 31, 1995 as Compared to Year Ended December 31,
     1994

     Please refer to the Mission Bay Super 8, Ltd. financial statements and footnotes thereto in the Registration Statements incorporated by reference for additional information and for purposes of comparison of actual results of operations. Occupancy, average room rates, and revenue per available room of 57.7% versus 54.9%, $43.45 versus $42.20, and $25.06 versus $23.18 for the year ended December 31, 1995 as compared to the year ended December 31, 1994 resulted in room revenues of $1,070,216 and $989,703, respectively. The increase in occupancy, average room rates, and revenue per available room is attributed to increased pleasure travel in 1995 as compared to 1994, which resulted in increased business at a higher room rate.

     The net income for the year ended December 31, 1995 was $181,260 compared to a net loss of $1,381,028 for the year ended December 31, 1994. This $1,562,288 increase in net income resulted from (i) an $89,163 increase in gross income (attributable to higher occupancy and average room rates), and (ii) a $61,825 increase in operating expenses and a $1,534,950 decrease in an unrealized loss due to a decline in value of investment property.

     Year Ended December 31, 1994 as Compared to Year Ended December 31,
     1993

     Net income (loss) was ($1,381,028) in 1994 and  $73,760 in 1993.   In
light of this loss in 1994 and income in 1993, on a current basis 100% of the $180,000 distribution in 1994 was a return of capital and 54.5% of the
$162,000 distribution made in 1993 was a return of capital.    Total
revenues were $1,054,819 in 1994 and $1,021,785 in 1993. The property operated at an occupancy rate of 54.9% in 1994 and 52.5% in 1993. The
average daily room rate was  $42.20 in 1994 and  $42.84 in 1993.   This
decrease of 1.5% was attributable to selective decreases in room rates in order to maintain and/or improve marketing. In fact, total gross revenues increased by 3.2% for this same period. The net loss for 1994 resulted from an unrealized loss due to decline in value of investment property of $1,534,950 as discussed above.

     Year Ended December 31, 1993 as Compared to Year Ended December 31,
     1992

     Net income was $73,760 in 1993 and  $194,197 in 1992.   In light of
this income in 1993 and 1992, on a current basis 54.5% of the $162,000 distribution made in 1993 was a return of capital, and 56.9% of the
$340,996  distribution made in 1992 was a return of capital.    Total
revenues were $1,021,785 in 1993, and $1,261,616  in 1992.  The property
operated at an occupancy rate of 52.5% in 1993, and 65.2% in 1992.   The
average daily room rate was $42.84 in 1993, and $43.04 in 1992. The $120,437 decrease in net income from 1993 to 1992 was primarily attributable to the combination of the $239,831 decrease in gross revenue (caused by a 12.7% drop in occupancy) and the $103,336 decrease in depreciation expense.

Liquidity and Capital Resources

     The Company

     Upon consummation of the Offering and application of net proceeds, the Company will have approximately $718,000 of outstanding debt and approximately $357,000 of cash. The Company has no commitments for additional financing. Accordingly, since there are no committed sources of external liquidity available to the Company, the Company will rely on its internal cash flow to meet its liquidity needs. The Company's principal source of cash to meet its cash requirements, including distributions to Shareholders, will be its share of the Company's cash flow from the Percentage Leases. Although, the Lessee's obligations under the Percentage Leases are guaranteed in part by Crossroads Parent, a subsidiary of Interstate Hotels, the Lessee's ability to make lease payments under the Percentage Leases, and therefore the Company's liquidity, including its ability to make distributions to Shareholders, will be dependent on the ability of the Lessee to general sufficient cash flow from the Hotels.

     Other than the debt service and/or refinancing costs of the $718,000 debt and the $50,000 deposit to the Capital Expenditure Reserve Account, the Company is not aware of any demands, commitments, events or uncertainties that will result or are likely to result in a change in the Company's liquidity.

     The Company intends to make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company will invest in additional hotel properties only as suitable opportunities arise, and the Company will not undertake investments unless adequate sources of financing are available. It is expected that future investments in hotel properties will be financed, in whole or in part, with Common Stock, proceeds from additional issuances of Common Stock, or from the issuance of other debt or equity securities. The Company in the future may seek to obtain a line of credit or a permanent credit facilities, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with its Charter restrictions. Any debt incurred or issued by the Company may be secured or unsecured, long-term or short-term, charge a fixed or variable interest rate and may be subject to such other terms as the Board of Directors of the Company deems prudent.

     The Lessee

     The Lessee will funds its cash needs, including monthly payments of Base Rent and quarterly payments of Percentage Rent, with cash available
from operations  of the Hotels.   Based on the pro-forma financial
statements contained herein, the Company believes that the Lessee will have adequate funds to meet its short-term liquidity requirements. The Lessee will have no outstanding indebtedness for borrowed funds.

     Pursuant to the Percentage Leases, the Lessee will be required to fund the ongoing replacement or refurbishment of furniture, fixtures and equipment at the Hotels in an amount equal to $125 per room per quarter . The Company believes that such amount will be sufficient to fund required capital expenditures for the term of the Percentage Leases. The Company anticipates entering into similar arrangements with respect to future hotel properties in which it invests. Further, in the event that a prospective buyer makes an offer to purchase one or more of the Hotels, the Lessee will have a 30 day right of first refusal to purchase such hotel(s) under the Percentage Leases equal to the price offered to the Company.

      Upon the commencement of the Percentage Leases, the Company must deliver the Hotels to Lessee along with levels of cash on hand and working capital of not less than $75,000, operating supply inventories at levels defined in the Percentage Leases, and amounts sufficient to satisfy all outstanding vacation due hotel employees. The Company, Mission Bay or Inn Fund were required to have completed capital improvements for 1995 totaling approximately $285,000, with any deficiency to be provided to Lessee upon commencement of the Percentage Leases. Upon commencement of the Percentage Leases, the Company and Inn Fund must deposit $50,000 and $36,900, respectively, into the Capital Expenditure Reserve Account. In addition, upon inspection by Lessee of the Hotels upon commencement of the Percentage Leases and after Lessee's prorated obligation to fund the Capital Expenditure Reserve Account of $125 per room, per quarter, should there remain a deficiency to fund the 1995 defined capital improvement of $285,000, the Company will be obligated to fund any deficiency up to approximately $60,000.

     The Lessee's obligations under the Percentage Leases will be secured by a guaranty, set forth in the Master Agreement, whereby Crossroads Parent
will guaranty limited obligations of the Lessee.   These obligations
concern payment of liquidated damages if the Lessee voluntarily terminates or defaults on more than one of the Percentage Leases in the first five years of each of the Percentage Leases. In addition, Crossroads Parent will guaranty the Lessee's obligations concerning payment of Percentage Rent throughout the respective terms of the Percentage Leases.

     The limited guaranty is equal to $264,000 in the first three years of the Percentage Leases and decreases thereafter to zero in the fifth year, but not less than the Percentage Rent in the prior twelve months. The guaranty will initially be secured by a letter of credit in the amount of $264,000. After the first year, Crossroads may substitute the letter of credit by providing to the Company a copy of Crossroad Parent's audited financial statements which indicate a net worth of at least 2-1/2 times the value of the letter of credit, with at least 40% of the net worth in cash or cash equivalent assets. In addition, Crossroads Parent makes certain negative covenants concerning maintenance of its minimum net worth levels.

Inflation

     Operators of hotels, in general, possess the ability to adjust room rates quickly. Competitive pressures may, however, limit the Lessee's ability to raise room rates in the face of inflation. Since 1987, industry wide annual increases in ADR have failed to keep pace with inflation.

Seasonality

     The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue to the extent that it receives Percentage Rent. It is presently anticipated that the Company's cash flow from operation of the Hotels will be sufficient to enable it to make distributions at the estimated initial rate. To the extent that cash flow from operations are to be insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize other cash on hand or borrowings to make such distributions. No assurance can be given, however, that the Company will make distributions in the future at the initially estimated rate, or at all.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this Item are included in Item 14 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The Company's Board of Directors consists of five members, three of whom are Independent Directors. The Board of Directors is divided into three classes. The term of each class of directors is three years except that the initial term of the Class I director is one year and the initial term of the Class II director is three years. The Company has four executive officers and no employees. Certain information regarding the Directors and executive officers of the Company is set forth below.

                                                                  Director
Name                      Position                                Class
- ----                      --------                                -----

Michael S. McNulty        President, Treasurer, and Director      Class II
Michael P. Fedynyshyn     Vice-President                          N/A
Guy E. Hatfield           Secretary and
                             Non-Independent Director             Class III
Don W. Cockroft           Independent Director                    Class III
William Birdsall          Independent Director                    Class II
Charles R. Dunn           Independent Director                    Class I

     Michael S. McNulty, 47, is President of the Company and has extensive experience in real estate. In 1973, he received his J.D. from Southern Methodist University. In May, 1977, Mr. McNulty joined the real estate development company of a multi-national family with business interests in various countries. In that period, Mr. McNulty was responsible for developing partnerships for investments in over thirty real estate projects with gross investments exceeding $200,000,000. Since 1985, Mr. McNulty has been self-employed and has directed numerous financial reorganizations. In 1987, he served as a consultant to the Herbert Hunt family. Mr. McNulty represented United Inns, Inc., in a $60,000,000 debt restructure. From 1990 to 1993, he assisted other clients in various debt restructures involving over $400,000,000 in debt. In 1994, Mr. McNulty prepared due diligence materials, coordinated due diligence efforts, and met with potential suitors when the majority shareholder family of United Inns, Inc., decided to sell its interests. In November, 1994, a group introduced by Mr. McNulty purchased the shares. According to Business Week, page 156, (December 26, 1994 issue), United Inns, Inc. was the best performing NYSE stock in 1994. Mr. McNulty is President and director of a controlling venturer in a Napa Valley based winery. Mr. McNulty was elected President and Treasurer of the Company effective September 28, 1995.

     Guy E. Hatfield, age 61, has been President of All American Group, Inc., a Delaware corporation, since 1989. Mr. Hatfield earned a Bachelor of Science degree from Bradley University in 1955 and shortly thereafter, enlisted in the U.S. Navy where he eventually served as a Lieutenant Commander. In 1962, Mr. Hatfield graduated with a Juris Doctorate from University of San Diego. From 1962 to 1965, Mr. Hatfield was Senior Partner of Hatfield & Wasserman, a law firm specializing in Real Estate law. From 1965 to 1968, Mr. Hatfield was President of Guy Hatfield Homes a real estate development company that built 940 single family homes. From 1968 to 1973, he was President and Chairman of the Board of Empire Equities, Inc., a public corporation that was a conglomerate composed of six title offices and three mortgage offices. From 1973 to 1979, Mr. Hatfield was President and Owner of All American Development Company, which built 3,250 single family homes. From 1980 to 1982, he was President and Chairman of the Board of a computer manufacturing company by the name of Itron, Inc., a publicly held company whose shares were traded on the NASDAQ. Mr. Hatfield was Assistant Convention Manager of the 1984 Republican National Convention. Also in 1984, Mr. Hatfield was a Committee Member of the Committee of the 50th American Presidential Inaugural Guaranty Fund. From 1984 to 1989, Mr. Hatfield was Chairman of the Board and Chief Executive Officer of Motels of America, Inc., a corporation which built and managed 107 Super 8 motels and had gross annual sales of $80,000,000. Currently, Mr. Hatfield is President of Hatfield Inns, Inc., a corporation which owns and manages five motels and has annual sales of $2,600,000. Mr. Hatfield is Secretary of the Company.

     Ian Gardner-Smith, 58, has been continually involved in capital formation for over thirty years. He is the Founder of Hotel Mortgage Resources, Inc., a Delaware corporation, and has served as the Chief Executive Officer of Hotel Mortgage Resources since 1993. From 1988 to 1993, he was the sole stockholder of Southwest Motel Equities Corporation, a motel management company. He is a Co-Founder of Motels of America and served as that company's Vice President of Finance from 1985 to 1988.
Prior to that, he spent seventeen years with various New York Stock Exchange firms and participated in numerous capital formation activities as Chief Financial Officer. Mr. Gardner-Smith is the sole shareholder of Host Funding Advisors and the 99% owner of Host Funding Acquisition, LLC. He is a graduate of United States International University with a B.A. degree in Business Administration.

     Michael P. Fedynyshyn, age 37, is an attorney at law, licensed to practice in the State of California since 1986. Mr. Fedynyshyn specializes in Hospitality law. He is a member of the San Diego Convention and Visitors Bureau and the San Diego Hotel & Motel Association. From December, 1993 to January, 1995, Mr. Fedynyshyn was Head of a hospitality group, consisting of four attorneys. From July, 1992 to December, 1993, Mr. Fedynyshyn was senior partner in a law firm specializing in Commercial law, Insolvency law, and Hospitality law. From May, 1985 to July, 1992, Mr. Fedynyshyn was a partner in a law firm that specialized in Commercial Law, Insolvency Law, and Corporate Law. The Company believes that Mr. Fedynyshyn's extensive knowledge and experience in the hospitality industry will contribute positively to the Company. Mr. Fedynyshyn was elected Vice-President of the Company effective September 28, 1995.

     Don W. Cockroft, 55, joined United Inns, Inc., in the early 1960's. Mr. Cockroft occupied a variety of positions in his over 25 years with United Inns, Inc. Eventually, he became Chairman of the Board and President of United Inns, Inc. He resigned from these positions upon the recent purchase of United Inns, Inc., by Hempstead, Ltd. United Inns, Inc. was traded on the New York Stock Exchange and in 1994 it achieved the New York Stock Exchange's largest percentage gain. Mr. Cockroft's duties with United Inns, Inc. included asset development, acquisitions, dispositions, and debt restructure. United Inns, Inc. was the initial franchisee of

Holiday Inns and also opened the initial Hampton Inn in Jackson, Mississippi and Atlanta, Georgia. Mr. Cockroft is currently an Independent Director of the Company.

     William Birdsall, 46, is President of Birdsall & Company., a real estate investment and finance firm located in Del Mar, California. Before starting at Birdsall & Company. in 1993, Mr. Birdsall was Chairman and CEO of the Price REIT, a public company which he Company-founded with Mr. Sol Price and took public in 1991 in the form of a Real Estate Investment Trust trading on NASDAQ. Mr. Birdsall has been involved with real estate development since 1978. He was Chief Operating Officer of Estes Properties, Inc., where he was responsible for operations of the Lowes Ventana Canyon Resort and Golf Club in Tucson, Arizona, a 2000-acre planned community and resort hotel. From 1982 through 1987 he was Senior Vice President of Real Estate for Ramada, Inc., the international hotel chain. Prior to 1978, he served as legal counsel to the Interior Committee of the U.S. House of Representatives and as an Assistant Attorney General for the State of Arizona where he specialized in environmental legislation and enforcement. He now serves on the Scripps Memorial Hospitals Foundation Board and is a member of the Young Presidents Organization, Arizona Bar Association, Urban Land Institute, and International Council of Shopping Centers.

     Charles R. Dunn, age 49, is Founder and Chief Executive Officer of Hospitality Concepts, established in July of 1988. Hospitality Concepts provides accounting and consulting services to the lodging and restaurant industry in the Southwestern United States. Clients are located in California, Nevada, Arizona, New Mexico, and Texas. Services range from financial statement production, budgeting and related planning, to system design and consulting. Prior to July 1988, Mr. Dunn was Controller for the San Diego Princess Hotel, a 450 room, full-service convention facility and resort located in San Diego, California. Mr. Dunn graduated from Washington State University with a B.A. degree in Hotel Administration.

Management of the Advisor

     Initially, Mr. McNulty will be the only salaried employee of the Advisor. Pursuant to the Company's plan to operate as an externally managed REIT, Mr. McNulty is President of the Advisor and will receive a substantial portion of the Advisory fees (including the $30,000 base fee) paid in cash to the Advisor by the Company pursuant to the Advisory Agreement as compensation for his services and duties performed as the sole employee and President of the Advisor.

Audit Committee

     The Audit Committee consists and will only consist of the three Independent Directors. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls.

Compensation Committee

     The Compensation Committee consists of the three Independent Directors. The Company has not previously compensated its executive officers and does not plan to compensate such officers while the Advisory Agreement is in effect. The Company anticipates terminating the Advisory Agreement when its asset base reaches a size which renders it more cost effective to employ Company employees to perform management functions than to retain the Advisor. Subsequent to such termination, the compensation paid to the officers and employees shall be commensurate with their position and determined with reference to compensation paid to similarly situated employees and officers of companies which are deemed by the Compensation Committee to be comparable to the Company.

     The Company may from time to time form other committees as circumstances warrant. Such committees will have authority and responsibility as delegated by the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Officers

     Michael McNulty, President and Treasurer of the Company, is not currently receiving any salary, stock or other monetary compensation from the Company in connection with his role as President and Treasurer.
Michael Fedynyshyn, Vice-President of the Company, is not receiving any salary, stock or other monetary compensation from the Company in connection with his role as Vice-President. Guy Hatfield, Secretary of the Company, is not receiving any salary, stock or other monetary compensation from the Company in connection with his role as Secretary.

     However, the Company entered into a consulting agreement ("The Related Party Consulting Agreement") with AAG effective April 1, 1995 whereby AAG agreed to provide advisory, accounting and other consulting services to the Company in exchange for a monthly fee of $60,000 plus annual additional compensation as mutually agreed upon. Mr. Hatfield is President of All American Group, Inc. which is the General Partner of AAG.

Compensation of Directors

     The Company intends to pay to its Independent Directors an annual fee of $6,000 during its first year of operation. Directors who are employees of the Company will not be paid any directors' fees. In addition, the Company will reimburse directors for travel expenses incurred in connection with their activities on behalf of the Company. Immediately after consummation of the Formation Transactions, the Company will sell to its three Independent Directors, 10,000 shares of Common Stock at a price per share equal to $10 per share (i.e., the per share price of the shares of Common Stock in the Public Offering). The purchase price will be paid by them through delivery of a five year promissory note executed in favor of the Company by each purchaser, which shall bear interest, payable quarterly, at a fixed rate equal to 7% per annum. The shares of Common Stock purchased by each Independent Director will be pledged to the Company to secure payment of the $100,000 promissory note, which shall be non-recourse to the maker. Principal payments on the note will be 2% per year.

In addition, the Company has agreed to forgive the promissory notes issued in exchange for the shares of Common Stock (i) in increments of 18% of the principal amount per annum for each year that the maker remains a director of the Company, and (ii) upon the death, disability, or resignation of the Director (except for a voluntary resignation or failure to serve). Accordingly, after five years the notes will be satisfied. In addition, as a class, the Directors, shall be granted similar stock purchase rights for 0.5% of the value of subsequent public issuances of the Company's Stock.

     The stock purchase rights would grant the Independent Directors the right to acquire in the aggregate 0.5% of subsequent issuances of the Company's Common Stock at the offering price of such shares with the consideration for such shares payable by a 100% non-recourse note, with principal payments of 2% per year and 18% of the principal forgiven each year the maker remains a director of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth the beneficial ownership of shares of Class A Common Stock, Class B Common Stock, and Class C Common Stock upon consummation of the Formation Transactions for (1) each person who is expected to hold more than a 5% interest in the Company, (2) directors of the Company, (3) the executive officers, and (4) the directors and executive officers of the Company as a group. Unless otherwise indicated in the table or in the footnotes, all such interests are owned directly, and the indicated person or entity has sole voting and investment power (or shares with spouse). The "Percentage of All Shares" represents the number of shares of Class A, B, and C Common Stock the person is expected to hold immediately after the Formation Transactions as a percentage of the total number of shares of Class A Common Stock to be outstanding immediately after the Formation Transactions assuming the full issuance of 500,00 shares of Class A Common Stock in the Public Offering. The table assumes the following ownership:


Name and Address of                   Number of Shares       Percentage of
 Beneficial Owner                    Beneficially Owned       All Shares
- -------------------                  ------------------      -------------
                   ------------
Guy E. and Dorothy Hatfield    )
Route 1, Box 162               )
Ridgeland, SC 29936            )
                               )
Julia Hatfield King            )
63 Bigwood Drive               )-------   693,737<F1>            47.1%
Hilton Head Island, SC 29926   )
                               )
Scott Jeffrey Hatfield         )
1243 16th Avenue East          )
Seattle, WA 98112              )
                   ------------

William Birdsall                          10,000                 .68%
25 Lewis Mountain Lane
Durango, CO 81301

Don W. Cockroft                           10,000                 .68%
United Inns
26 N. White Station
Memphis, TN 38137

Charles R. Dunn                           10,000                 .68%
7925 Wing Span Drive                      ------                 ----
San Diego, CA 92119

     OFFICERS AND DIRECTORS TOTALS        723,737                49.14%
                                          =======                ======

<F1>
The Hatfield Affiliates will receive 410,000 shares of Class A Common Stock, 140,000 shares of Class B Common Stock and 140,000 shares of Class C Common Stock in exchange for their 100 Initial Shares in the Company. Additionally, the Hatfield Affiliates will receive 3,737 shares of Class A Common Stock in exchange for their 1.3% limited partnership interest in Mission Bay.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's Related Parties -- The Advisor, The Acquisition Company, and The Lessee

     The Company: Host Funding, Inc.

     The Company is governed by a five person Board of Directors. The three Independent Directors are Don W. Cockroft, William Birdsall, and Charles R. Dunn. The two non-Independent Directors are Michael S. McNulty
and Guy E. Hatfield.   Mr. McNulty is the President and Treasurer of the
Company. Michael Fedynyshyn is Vice-President of the Company. Guy E. Hatfield is Secretary of the Company.

     The Advisor:  Host Funding Advisor, Inc.

     The Advisor is a newly-formed Delaware corporation. Mr. Gardner-Smith is the Vice President and Secretary of the Advisor and Mr. McNulty is the Advisor's President and Treasurer. All of the stock of the Advisor is owned by Ian Gardner-Smith. Mr. Gardner-Smith has no relationship with the Company or Mission Bay. Upon closing of the Offering, the Company will enter into an Advisory Agreement with the Advisor pursuant to which the Advisor will provide its management and strategic business services to the Company. The Company shall pay to the Advisor an annual base fee of $30,000 payable quarterly and a percentage fee of 1.25% of the total market value of all real property owned by the Company when the real property owned by the Company exceeds $35 million. The Company shall reimburse the Advisor for all third party professional expenses incurred in its role as Advisor. The Advisory Agreement may be canceled by the Company or the Advisor on ninety (90) days notice.

     The Acquisition Company:  Host Acquisition Group, LLC

     Host Acquisition Group, LLC, a Delaware limited liability company, is the acquisition company (the "Acquisition Company"). Ian Gardner-Smith is
President and Treasurer of the Acquisition Company.   Michael McNulty is
the Vice President and Secretary.   Ian Gardner-Smith owns 99% of the
membership interest in the Acquisition Company and Paul K. Richey owns 1% of the membership interest in the Acquisition Company. Mr. Gardner-Smith is Manager of Acquisition Company. Upon closing of the Offering, the Company will enter into a Post-Formation Acquisition Agreement with the Acquisition Company pursuant to which the Acquisition Company will be paid up to a 6% placement fee payable in Common Stock of the Company for services in connection with the acquisition of additional (new and incremental) hotel properties and/or for structuring cash private
placements of the Company's Common Stock.    If the purchase is a cash
purchase, the 6% placement fee will be determined by the cash purchase price. If the purchase is for other than cash, the 6% placement fee will be determined by the acquisition value of the acquired property. Such acquisition value will be the fair market value of the acquired property as determined by an independent appraiser. No fees will be paid to the Acquisition Company with respect to any aspect of the Formation Transactions.

     The Lessee: Crossroads Hospitality Tenant Company, LLC

     The Lessee is a newly formed Delaware limited liability company. Crossroads Hospitality Company, a Delaware limited liability company, ("Crossroads Parent") is the Manager of the Lessee and owns 75% of the voting interests and a 99% interest in the profits, losses and distributions of the Lessee. IHC Member Corporation, a Delaware corporation, ("IHCM") owns 25% of the voting interests and a 1% interest in the profits, losses and distributions of the Lessee. Interstate Hotels Corporation, a Pennsylvania corporation, ("Interstate") owns 75% of the voting interests and a 99% interest in the profits, losses, and distributions of Crossroads Parent. IHCM owns 25% of the voting interests and a 1% interest in the profits, losses, and distributions of Crossroads Parent. The Lessee has no present relationship with the Company or Mission Bay.

     Milton Fine is Chairman of the Board and Chief Executive Officer of Interstate and IHCM. W. Thomas Parrington, Jr. is President and Chief Operating Officer of Interstate and IHCM. Robert L. Froman is Executive Vice-President of Interstate and IHCM. J. William Richardson is Executive Vice-President and Chief Financial Officer of Interstate and IHCM. Marvin Droz is Senior Vice-President, General Counsel, and Secretary of Interstate and IHCM. Timothy Q. Hudak is Assistant Secretary of Interstate and IHCM. 100% of Interstate and IHCM is owned by Milton Fine and his Affiliates. Kevin Kilkeary is Executive Vice-President of Interstate and President of Crossroads Parent.

     Interstate manages more than 95 upscale hotels and 35 resorts nationwide, including numerous Marriott hotels and resorts. Crossroads Parent is an affiliate of Interstate Hotels and manages over 50 hotels nationwide. The Lessee will operate the Hotels pursuant to the Percentage Leases. Accordingly, the Lessee will not operate or manage any hotels other than those owned by the Company.

     Following consummation of the Formation Transactions, the structure and relationships among the Company, the Hotels, Advisor, the Acquisition Company, and the Lessee, will be as follows:

                             REIT Shareholders
- ---------------------------------------------------------------------------
Former                                    Public
Mission Bay           Hatfield            Offering          Directors
Partners              Affiliates          Purchasers

251 Shares of         410,000 Shares      500,000 Shares    30,000 Shares
Class A Common        of Class A          of Class A        of Class A
Stock in Mission      Common Stock        Common Stock      Common Stock
Bay Offering
(10.12% Dissent-
ing Partners)

                      140,000 Shares of Class B
                      Common Stock                          HOST FUNDING
                                                             ADVISORS, INC.
                      140,000 Shares of Class C             (the "Advisor")
                      Common Stock                          Ian Gardner-
                                                                 Smith 100%

                                                             Advisory Agrmt
             REIT

     HOST FUNDING, INC.
      (the "Company")             Class A   Class B   Class C   Totals
                                  -------   -------   -------   ------
     Hatfield Affiliates            28.1%    9.5%      9.5%      47.1%
     Public Offering Purchasers     33.9%                        33.9%
     Mission Bay Limited Partners   17.0%                        17.0%
     Directors                       2.0%                         2.0%
                                    -----    -----     -----     -----
                                    81.0%    9.5%      9.5%      100%
     Percentage Leases

     CROSSROADS HOSPITALITY TENANT COMPANY, LLC
                 (the "Lessee")

     Crossroads Hospitality Company, LLC     IHC Member Corporation
     -----------------------------------     ----------------------
     75% of voting interests                 25% of voting interests
     99% of profits & losses                 1% of profits & losses

     Interstate Hotels Corporation           IHC Member Corporation
     -----------------------------           ----------------------
     75% of voting interests                 25% of voting interests
     99% of profits & losses                 1% of profits & losses

     Post-Formation Acquisition Agreement

     HOST ACQUISITION GROUP, LLC
     (the "Acquisition Company")
     ----------------------------
     Ian Gardner-Smith        99%
     Paul K. Richey            1%
                                   50

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  Exhibits.

Exhibit
Number                        Description
- ------                        -----------

1.1       Amendment No. 8 to Form S-11 of Host Funding, Inc. dated April
          17, 1996.

1.2       Amendment No. 4 to Form S-4 of Host Funding, Inc. dated December
          1, 1995.

3.1 Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

3.2 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

4.1       Form of Share Certificate (incorporated by reference to Exhibit
          4.1 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

5.1       Opinion of Peter G. Aylward (incorporated by reference to Exhibit
          5.1 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

5.2 Opinion of Ballard Spahr Andrews & Ingersoll (incorporated by reference to Exhibit 5.2 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

8.1 Opinion of Peter G. Aylward as to Tax Matters (incorporated by reference to Exhibit 8.1 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

10.1      Form of Percentage Leases (incorporated by reference to Exhibit
          10.1 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

10.2 Master Agreement (incorporated by reference to Exhibit 10.2 to Registrant's Amendment No. 8 to Form S-11 effective April 17,
          1996).

10.3 Advisory Agreement (incorporated by reference to Exhibit 10.3 to Registrant's Amendment No. 8 to Form S-11 effective April 17,
          1996).

10.4      Mission Bay Acquisition Agreement (incorporated by reference to
          Exhibit 10.4 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

10.5      Appraisal Report for Super 8 Motel in Miner, Missouri
          (incorporated by reference to Exhibit 10.5 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

10.6 Appraisal Report for Super 8 Motel in Poplar Bluff, Missouri (incorporated by reference to Exhibit 10.6 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

10.7 Appraisal Report for Super 8 Motel in Rock Falls, Illinois (incorporated by reference to Exhibit 10.7 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

10.8 Appraisal Report for Super 8 Motel in Somerset, Kentucky (incorporated by reference to Exhibit 10.8 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

10.9 Appraisal Report for the Mission Bay Super 8 Motel in San Diego, California (incorporated by reference to Exhibit 10.9 to Registrant's Amendment No. 8 to Form S-11 effective April 17,
          1996).

10.10 Post-Formation Acquisition Agreement (incorporated by reference to Exhibit 10.10 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

10.12     Non-Competition Agreement (incorporated by reference to Exhibit
          10.12 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

10.13 Pledge Agreement (incorporated by reference to Exhibit 10.13 to Registrant's Amendment No. 8 to Form S-11 effective April 17,
          1996).

10.14     Form of Underwriting Agreement (incorporated by reference to
          Exhibit 10.14 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

10.15 Form of Agreement Among Underwriters (incorporated by reference to Exhibit 10.15 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

10.16     Form of Selected Dealers Agreement (incorporated by reference to
          Exhibit 10.16 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

10.18 Form of Super Motels, Inc. Franchise Agreement (Poplar Bluff) (incorporated by reference to Exhibit 10.18 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

10.19 Form of Super 8 Motels, Inc. Declaration of Franchise Agreement (Poplar Bluff) (incorporated by reference to Exhibit 10.19 to Registrant's Amendment No. 8 to Form S-11 effective April 17,
          1996).

10.20 Form of Three Party Agreement (Poplar Bluff) (incorporated by reference to Exhibit 10.20 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

10.21     Form of Subscription Agreement (incorporated by reference to
          Exhibit 10.21 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

13.1 Mission Bay's Annual Report on Form 10-K (SB) for the fiscal year ended December 31, 1994 (incorporated by reference to Exhibit
          13.1 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

23.1      Consent of Peter G. Aylward, APC (included in Exhibit 5.1)

23.2      Consent of Ballard Spahr Andrews & Ingersoll (included in 5.2)

23.3      Consent of Peter G. Aylward, APC (included in Exhibit 8.1)

23.4      Consent of William H. Ling, C.P.A.  (incorporated by reference to
          Exhibit 23.4 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

23.5      Consent of Levitz, Zacks & Ciceric (incorporated by reference to
          Exhibit 23.5 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

23.6      Consent of Arthur Andersen, LLP (incorporated by reference to
          Exhibit 23.6 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

23.7      Accountant Dismissal Letter (incorporated by reference to Exhibit
          23.7 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

99.1 Consents of persons named to become directors (incorporated by reference to Exhibit 99.1 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

(b)  Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K in the last quarter of this fiscal year. However, the Registrant did file reports on Form 8-K on April 24, 1996 and May 7, 1996, respectively. The Registrant did not file any financial statements in connection with these Form 8-K filings and has not filed any financial statements other than those contained in the Registration Statements.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HOST FUNDING, INC.
                                    (Registrant)


Dated:  May 31, 1996                /s/ Michael S. McNulty
                                    By:  Michael S. McNulty
                                    Its:   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicted.

Signature                    Title                      Date



/s/ Michael S. McNulty        President, Treasurer       May 31, 1996
Michael S. McNulty             & Director
Chief Executive Officer
Chief Financial & Accounting Officer



/s/ Guy E. Hatfield           Vice-President,            May 31, 1996
Guy E. Hatfield                Secretary & Director



/s/ Charles R. Dunn           Director                   May 31, 1996
Charles R. Dunn



/s/William Birdsall           Director                   May 31, 1996
William Birdsall

                       INDEX TO FINANCIAL STATEMENTS


Host Funding, Inc. Financial Statements


Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . F-2
Balance Sheet as of April 1, 1995 and December 31, 1995. . . . . . . . F-3
Statement of Loss for the nine months ended December 31, 1995. . . . . F-4
Statement of Shareholder's Deficit for the nine months
  ended December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . F-5
Statement of Cash Flows for the nine months ended December 31, 1995. . F-6
Notes to Financial Statements. . . . . . . . . . . . . . . . . .F-7 - F-18
Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . .F-19
Schedule III -- Real Estate and Accumulated Depreciation . . . F-20 - F-21

INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Directors of Host Funding, Inc.:

I have audited the accompanying balance sheets of Host Funding, Inc. as of April 1 and December 31, 1995, and the related statements of loss, shareholder's deficit and cash flows for the nine months ended December 31, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Host Funding, Inc. as of April 1 and December 31, 1995, and the results of its operations and its cash flows for the nine months ended December 31, 1995, in conformity with generally accepted accounting principles.



/s/ William H. Ling
February 16, 1996 except for the last paragraph
in Note 3 for which the date is March 22, 1996
and paragraphs 5 and 16 in Note 5 for which the
date is April 4, 1996
San Diego, California

                            HOST FUNDING, INC.
                              BALANCE SHEET

                                                As of          As of
                                           April 1, 1995   Dec. 31, 1995
                                           -------------   -------------
               ASSETS

LAND, PROPERTY AND EQUIPMENT - At cost:
  Building and improvements                  $ 1,813,261     $ 1,813,261
  Furnishings and equipment                      285,929         285,929
  Less accumulated depreciation                    -            (103,663)
                                             -----------     -----------
                                               2,099,190       1,995,527
  Land                                           642,287         642,287
                                             -----------     -----------
     Land, property and equipment - net        2,741,477       2,637,814

CASH                                               -                 500

RENT RECEIVABLE - Related party                    -              12,481

INTEREST RECEIVABLE - Related parties              -              22,753

LOAN COMMITMENT FEES - Net                        28,582          21,146
                                             -----------     -----------
     Total                                   $ 2,770,059     $ 2,694,694
                                             ===========     ===========
   LIABILITIES AND SHAREHOLDER'S DEFICIT

LIABILITIES:
LONG-TERM DEBT                               $ 4,215,676     $ 4,155,321

NOTES PAYABLE                                      -              75,244

ACCRUED INTEREST PAYABLE                           -              40,963

ACCOUNTS PAYABLE - Stock issuance costs          500,000         325,000

DEFERRED INCOME TAXES                            166,000         163,000
                                             -----------     -----------
     Total liabilities                         4,881,676       4,759,528
                                             -----------     -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S DEFICIT:
  Common stock, $.01 par value;
   authorized 1,000 shares;
   issued and outstanding 100 shares                   1               1
  Accumulated deficit                           (305,943)       (259,160)
  Related party note receivable               (1,805,675)     (1,805,675)
                                             -----------     -----------
     Total shareholder's deficit              (2,111,617)     (2,064,834)
                                             -----------     -----------
     Total                                   $ 2,770,059     $ 2,694,694
                                             ===========     ===========

              See accompanying notes to financial statements.


                            HOST FUNDING, INC.
                            STATEMENT OF LOSS
                FOR THE NINE MONTHS ENDED DECEMBER 31, 1995

REVENUES:
  Lease revenue - related party                                $ 806,670
  Interest income - related parties                              135,673
                                                               ---------
     Total revenue                                               942,343
                                                               ---------
EXPENSES:
  Interest expense                                               322,461
  Depreciation and amortization                                  111,099
  Administrative expenses - related party                        540,000
                                                               ---------
     Total expenses                                              973,560
                                                               ---------
LOSS BEFORE INCOME TAXES                                         (31,217)
                                                               ---------
INCOME TAX:
  Current                                                              0
  Deferred                                                        (3,000)
                                                               ---------
     Total income tax                                             (3,000)
                                                               ---------
NET LOSS                                                       $ (28,217)
                                                               =========

              See accompanying notes to financial statements.

                            HOST FUNDING, INC.
                   STATEMENT OF SHAREHOLDER'S DEFICIT
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1995

                                                                               Related                Total
                                    Common              Accumulated           Party Note          Shareholder's
                                    Stock                 Deficit             Receivable             Deficit
                                 ------------          ------------          ------------          ------------

BALANCE,  April 1, 1995          $     -               $     -               $     -               $     -

CONTRIBUTION OF NET ASSETS
AND LIABILITIES FOR COMMON
STOCK AND ACCUMULATED
DEFICIT                                     1              (305,943)           (1,805,675)           (2,111,617)

REDUCTION IN
STOCK ISSUANCE COSTS                   -                     75,000                 -                    75,000

NET LOSS                               -                    (28,217)                -                   (28,217)
                                 ------------          ------------          ------------          ------------

BALANCE, December 31, 1995       $          1          $   (259,160)         $ (1,805,675)         $ (2,064,834)
                                 ============          ============          ============          ============


              See accompanying notes to financial statements.


                                   HOST FUNDING, INC.

                                STATEMENT OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED DECEMBER 31, 1995

OPERATING ACTIVITIES:
  Net loss                                                                 $   (28,217)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
    Depreciation and amortization                                              111,099
    Deferred taxes                                                              (3,000)
    Changes in operating assets and liabilities
    Rent receivable - related party                                            (12,481)
    Interest receivable - related parties                                      (22,753)
    Accrued interest payable                                                    40,963
                                                                           -----------
    Net cash provided by operating activities                                   85,611

FINANCING ACTIVITIES:
  Payments on long-term debt and notes payable                                (105,111)
  Borrowings on notes payable                                                  120,000
  Stock issuance costs                                                        (100,000)
                                                                           -----------
     Net cash used in financing activities                                     (85,111)
                                                                           -----------

NET CHANGE IN CASH                                                                 500
CASH AT BEGINNING OF PERIOD                                                          0
CASH AT END OF PERIOD                                                      $       500
                                                                           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest                                 $   281,498
                                                                           ===========
  Cash paid during the period for income taxes                             $         0
                                                                           ===========
  Non-cash investing activities:
    Contribution of net assets and liabilities for common stock and accumulated deficit
      Land, property and equipment                                         $ 2,741,477
      Loan commitment fees                                                      28,582
      Related party note receivable                                          1,805,675
      Long-term debt                                                        (4,215,676)
      Common Stock                                                                  (1)
                                                                           -----------
                                                                               360,057
                                                                           -----------
    Less:  Liabilities and accumulated deficit resulting from
    the contribution of net assets and liabilities
      Accounts payable stock issuance costs                                   (500,000)
      Reduction in accounts payable stock issuance costs                        75,000
      Deferred income taxes                                                   (166,000)
      Accumulated deficit                                                      305,943
      Reduction in stock issuance costs                                        (75,000)
                                                                           -----------
                                                                              (360,057)
                                                                           -----------
      Net non-cash investing activities                                    $         0
                                                                           ===========

              See accompanying notes to financial statements.

                       HOST FUNDING, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

     Organization:

     The accompanying balance sheet includes the accounts of Host Funding, Inc., a Maryland corporation ("Host Funding"). Host Funding was formed on December 22, 1994 to engage in any lawful act or activity (including, without limitation or obligation, engaging in business as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, or any successor statute (the "Code") for which corporations may be organized under the general laws of the State of Maryland as now or hereafter in force. Host Funding's fiscal year end is December 31. Host Funding was inactive from inception, December 22, 1994 to March 31, 1995.

     On April 1, 1995, Host Funding and All American Group, Ltd., a Delaware limited partnership ("AAG") entered into a Contribution and Assumption Agreement (the "Contribution and Assumption Agreement"). Under the Contribution and Assumption Agreement AAG transferred, assigned and conveyed to Host Funding all of the real property, including land and personal property, and Host Funding agreed to assume stock issuance costs payable and all real property debt, at historical cost, of four (4) Super 8 motels located and doing business in Somerset, Kentucky; Miner, Missouri; Poplar Bluff, Missouri; and Rock Falls, Illinois. In addition, AAG contributed a note receivable (the "Related Party Note"). In accordance with generally accepted accounting principles, the Related Party Note is included in shareholder's deficit as the Related Party Note was originally issued for equity in AAG. As collections are made on the Related Party Note, equity will be recognized (see Note 4). As consideration to AAG, Host Funding issued 100 shares of common stock. As of April 1 and December 31, 1995, all of the outstanding stock of Host Funding is owned by AAG (see note 4). The balance sheet is for Host Funding only and has not been consolidated with Host Funding's parent, AAG. As of December 31, 1995, AAG's principal asset is the stock of Host Funding with no significant liabilities.

     Host Funding was a "Developmental Stage Company," as defined under generally accepted accounting principles, and, as such, was exposed to the inherent risks of a company of this type. Upon execution of the Contribution and Assumption Agreement and the initiation of operations thereafter, Host Funding ceased to be classified as a "Developmental Stage Company".

     Summary of Significant Accounting Policies:

     Land, Property and Equipment

     Buildings and improvements are being depreciated over useful lives of 35 years from the original historical date of acquisition using the straight-line method. Hotel furnishings and equipment are being depreciated using primarily straight-line methods over useful lives ranging from 3 to 7 years from the original historical date of acquisition.

Host Funding assesses impairment of its real estate properties based upon whether it is probable that undiscounted future cash flows from each individual property will be less than its net book value. No impairment has occurred as of December 31, 1995, nor would any impairment be required to be recorded upon implementation in 1996 of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of."

     Loan Commitment Fees

     The loan commitment fees are amortized over the terms of the loans using the straight-line method which approximates the effective interest rate method.

     Revenues

     Revenue is recognized as earned. Earned is generally defined as the date at which the lease or interest obligation under the contractual agreement is due to Host Funding.

     Stock Issuance Costs

     Stock issuance costs (the "Issuance Costs") have been charged to shareholder's deficit. Should the transaction described in note 5 as "Possible Formation Transactions" not occur, the expenses will be charged against current period income.

     Fair Value of Financial Instruments and Concentration of
     Credit Risk

     The following disclosure of estimated fair value was determined by available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Rent and interest receivable, accrued interest payable and accounts payable - stock issuance costs are carried at amounts which reasonably approximate their fair value.

     The carrying value of long-term debt and notes payable approximate fair value at December 31, 1995, as the related interest rates are either variable or in line with market rates.

     The carrying value of the related party note receivable, which value is included in shareholder's deficit, is equal to the original amount credited to accumulated deficit, which fair value is believed by management to approximate cost.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes

     Host Funding has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and income tax purposes and operating loss and tax credit carryforwards. Host Funding, as a result of the Contribution and Assumption Agreement, has a timing difference regarding depreciation methods used for financial reporting and income tax purposes. On April 1 and December 31, 1995, the deferred income taxes resulting from the timing difference regarding depreciation methods totalled $166,000 and $163,000, as Host Funding is presently taxed as a C Corporation (see note 5).

     There is no provision for current period income taxes as of December 31, 1995, as the company has a tax net operating loss of $15,000. The company elected not to recognize this deferred tax asset as future utilization of this net operating loss is uncertain.

     The net deferred tax liability is the result of temporary differences between depreciation recorded in tax returns in excess of depreciation recorded in the financial statements.

     On December 31, 1995, Host Funding's net assets for federal tax reporting purposes totalled approximately $2,300,000.


NOTE 2.  REAL ESTATE INVESTMENTS

     As described in note 1, on April 1, 1995, Host Funding acquired fee interests in four motels. The motel properties are leased to Inn Fund, LLC, a Delaware limited liability company ("Inn Fund"). Guy E. Hatfield, the controlling partner of AAG, sole shareholder of Host Funding, owns 7.5% and Ian Gardner-Smith owns 92.5% of Inn Fund. Although only a 7.5% member of Inn Fund, Guy Hatfield retains effective control over Inn Fund until such time as the Possible Formation Transactions as described in note 5 occur. The four motels are operated for Inn Fund by All American Group, Inc., an entity 100% owned by Guy Hatfield and his wife ("AAG, Inc.") (See note 5).

     The individual motel leases were for a term of 15 years, and were scheduled to expire on December 31, 2009, at combined total annual base rents of $931,000, or percentage rentals ranging from 35% to 55% for each individual property based upon gross revenue levels, whichever was greater. The leases were "triple net" in that Inn Fund was generally responsible for paying all operating expenses of the properties, including maintenance, insurance and property taxes. Further, Inn Fund was required to set aside in a replacement reserve 4% of gross room revenue to be used for capital additions to the properties.

     Effective January 1, 1996 the existing leases were terminated and new leases with terms similar to the New Leases described in note 5 were entered into between Host Funding and Inn Fund. The new leases have combined total annual base rents of $779,800, plus percentage rents ranging from 28.75% to 40% of year to date revenues less varying break even thresholds adjusted annually by defined percentages for each motel. The leases require Inn Fund to pay all operating expenses of the properties, including maintenance and insurance, while Host Funding is responsible for property taxes. In addition, Inn Fund is required to set aside a replacement reserve of $125 per room, per quarter, increased annually by inflation factors, to be used for capital additions.

     These leases are for a term of 15 years, however they are subject to termination should certain events happen as fully described in note 5.

     Minimum future rents due under operating leases for the five years ending December 31, 1996 to 2000 and thereafter are as follows:

                                               Amount
                                            -----------
          1996                              $   779,800
          1997                                  779,800
          1998                                  779,800
          1999                                  779,800
          2000                                  779,800
          Thereafter                          7,798,000
                                             ----------
          Total                             $11,697,000
                                            ===========

NOTE 3.  LONG-TERM DEBT, NOTES PAYABLE AND POSSIBLE DEBT RESTRUCTURING

     Long-term debt:

     A summary of Host Funding's long-term debt as of April 1 and December 31, 1995 follows:

                                               April 1, 1995  Dec. 31, 1995
                                               -------------  -------------
First mortgage note payable to bank; 8.5%
interest until March 1994, prime plus 1.5%
but not less than 8.5% thereafter (prime was
9% at December 31, 1995), adjusted annually;
payments of $11,823 monthly, due March 1998;
personal guarantees of Guy E. and Dorothy
Hatfield.                                         $1,113,144     $1,094,146

First mortgage note payable to bank; 8.75%
interest; payments of $11,244 monthly; due
February 1998.                                     1,043,915      1,011,545

First mortgage note payable to bank; prime
plus 2%, adjusted quarterly (prime was 9% at
December 31,1995); payments of $9,174 monthly,
due March 1998.                                      898,617        889,630

First mortgage note payable to bank; prime plus
1/2% interest rate adjustable daily (prime was
9% at December 31, 1995); accrued interest plus
principal are due on March 31, 1996.               1,160,000      1,160,000
                                                  ----------      ---------
                                                   4,215,676      4,155,321

Less current portion                               1,245,213      1,251,844
                                                  ----------      ---------

                                                  $2,970,463     $2,903,477
                                                  ==========     ==========

     Aggregate principal payments for the next three calendar years ended December 31, subsequent to December 31, 1995 are as follows:

                  1996                        $1,251,844
                  1997                           101,084
                  1998                         2,802,393
                                              ----------
                  Total                       $4,155,321
                                              ==========

     Substantially all of the assets of Host Funding are collateral for the above debt (see note 5).

     Notes Payable:

     In July 1995, Host Funding entered into a second mortgage collateralized by the Poplar Bluff, Missouri and Rock Falls, Illinois motels totalling $100,000 at an interest rate of prime plus 2% payable interest only on August 15, 1995 and, thereafter, in monthly installments of $12,000, including principal and interest, commencing September 15, 1995 (the "New Second Mortgage"). The due date of the New Second Mortgage is April 15, 1996, unless the "Possible Formation Transactions" as described below occur, at which time the entire amount is due and payable. The note balance as of December 31, 1995 totalled $55,244.

     In October 1995, Host Funding entered into an unsecured note payable totalling $20,000. This note bears interest at 10% and is due and payable March 31, 1996. The note balance as of December 31, 1995 totalled $20,000.

     Possible Debt Restructuring:

     On April 15, 1996, the mortgage note of $1,160,000, the unsecured note payable of $20,000 and the second mortgage note payable of $55,255, respectively, will mature. It is Host Funding's intention to pay off the debt from the proceeds of the Possible Formation Transactions. Should the Possible Formation Transactions not be consummated, Host Funding intends to renegotiate this debt. Should the Possible Formation Transactions not be consummated or Host Funding be unable to renegotiate this debt, Guy Hatfield, individually and as a partner in AAG, has committed to Host Funding to take whatever action is necessary to insure that the loans are not foreclosed upon. No assurance can be given as to the completion of the Possible Formation Transactions and the outcome of the debt restructuring.


NOTE 4. COMMON STOCK, RELATED PARTY NOTE RECEIVABLE, STOCK PLEDGE AGREEMENT, RELATED PARTY CONSULTING AGREEMENT AND
         RELATED PARTY TRANSACTIONS

     Common Stock:

     Host Funding is authorized to issue 1,000 shares of common stock, $.01 par value per share. As of April 1 and December 31, 1995, 100 shares of Host Funding common stock are outstanding, and solely owned by AAG (see notes 1 and 5).

     Related Party Note Receivable:

     As described in note 1, on April 1, 1995, AAG, as part of the Contribution and Assumption Agreement, contributed the Related Party Note to Host Funding. The Related Party Note is due from Guy and Dorothy Hatfield and their two children, sole limited partners, and AAG, Inc., sole
general partner (the "AAG Partners"), of AAG.   The principal balance of
the Related Party Note dated March 31, 1995, is $1,805,675, with interest payable quarterly, commencing November 15, 1995, at 10% per annum, adjusted to 12% per annum upon completion of the Possible Formation Transactions, with remaining outstanding principal and unpaid accrued interest due and payable on March 31, 2000. The Related Party Note was secured by second trust deeds on properties located in Central City, Kentucky; Lebanon,

Kentucky; Miner, Missouri; and Dexter, Missouri. The collateral for the Related Party Note was provided via a Lent Collateral Agreement from Hatfield Inn, Inc., a Delaware corporation ("Hatfield Inn") 100% owned by Guy and Dorothy Hatfield. In September 1995, the Related Party Note was amended to remove the obligation of AAG to maintain real property security, conditioned upon the delivery to Host Funding of an unconditional guarantee by Guy and Dorothy Hatfield. The Related Party Note is classified in the Shareholder's Deficit section of the balance sheet as it was contributed to AAG and, in turn, Host Funding to provide equity to AAG and Host Funding, respectively.

     Stock Pledge Agreement:

     Further, on April 1, 1995, the AAG Partners entered into a Stock Pledge Agreement (the "Stock Pledge Agreement") with Host Funding.
Pursuant to the Stock Pledge Agreement, the AAG Partners agreed to pledge a security investment in 26.2 fraction shares, together with all additional shares issued to the AAG Partners by reason of stock split or stock dividend, of common stock in Host Funding to secure the Related Party Note.

     Related Party Consulting Agreement:

     Host Funding has entered into a consulting agreement (The "Related Party Consulting Agreement") with AAG effective April 1, 1995 to provide advisory, accounting and other consulting services to Host Funding for a monthly fee of $60,000 plus annual additional compensation as mutually agreed upon. The Related Party Consulting Agreement is cancelable upon thirty days written notice from either party.

     Related Party Transactions:

     As of December 31, 1995, management of Host Funding, Inn Fund and AAG and the general and limited partners of AAG have offset the consulting fees due AAG under the Related Party Consulting Agreement in the amount of $540,000 for the period April 1 to December 31, 1995 against accrued interest receivable due under the Related Party Note in the amount of $112,921 for the period April 1 to November 15, 1995 and accrued rent receivable due under the four leases from Inn Fund in the amount of $427,079 for base rents due and substantially all percentage rent due for the period April 1 to December 31, 1995.

     During 1995, a consulting fee totalling $10,000 was paid by Host Funding to an entity in which the president of Host Funding has a financial interest. This fee is included in stock offering costs.

     Guy Hatfield, as partner in AAG, has indicated his intention to provide support necessary to continue operations should the Possible Formation Transactions not be consummated.


NOTE 5.  POSSIBLE FORMATION TRANSACTIONS AND COMMITMENTS AND
         CONTINGENCIES

     Host Funding intends to acquire certain assets of Mission Bay Super 8, Ltd., a California limited partnership ("Mission Bay"), the owner of a 117 room Super 8 motel located in San Diego, California, pursuant to an asset acquisition agreement (the "Mission Bay Acquisition Agreement") by which Host Funding will acquire the hotel assets of Mission Bay. Upon the acquisition of Mission Bay, Host Funding intends to lease the property under similar terms as described in note 2, to Inn Fund or to a similarly qualified third party hotel operator.

     The limited partners of Mission Bay, as a result of the filing of a registration statement on Form S-4 on December 5, 1995 and the tabulation of the votes of the limited partners of Mission Bay by the general partner of Mission Bay on January 9, 1996, voted in favor of approving the Mission Bay Acquisition Agreement.

     The Mission Bay Acquisition Agreement will exchange 251,946 shares of common stock in Host Funding at a stated value of $10.00 per share plus cash for a reserve for dissenters rights and fractional share settlements of approximately $291,000 based upon an appraisal of Mission Bay for limited and general partnership interest in a final liquidating distribution by Mission Bay.

     Since the Mission Bay acquisition is conditioned upon additional transactions as described below, no assurance can be given that the Mission Bay asset acquisition will be consummated.

     Further, Host Funding intends to raise additional capital via an initial public offering of common stock (the "Stock Offering") concurrent with the Mission Bay asset acquisition. The Stock Offering Host Funding intends to complete will offer at least 500,000 common shares at $10.00 per share. Should Host Funding be successful with the completion of the Stock Offering, the underwriter will receive 10% of the proceeds. Host Funding plans to use the capital raised from the Stock Offering to pay down long-term debt, to pay expenses of the formation of Host Funding, and for working capital purposes. No assurance can be given that the Stock Offering will be consummated.

     In addition, in September 1995, Host Funding has agreed to enter into new motel leases for the four existing motel properties and Mission Bay (the "New Leases") with a limited liability company of a nationally recognized hotel management company and operator, Crossroads Hospitality Tenant Company, a Delaware limited liability company ("Crossroads"), subject to completion of the Mission Bay Acquisition Agreement and the Stock Offering. The New Leases are for a term of 15 years from the final effective date of completion of the Mission Bay Acquisition and the Stock Offering. Combined total annual base rentals of $1,029,800 are due, plus percentage rentals ranging from 28.75% to 40% of year to date revenues less varying break even thresholds adjusted annually by defined percentages for each motel. The New Leases generally require Crossroads to pay all operating expenses of the properties, including maintenance and insurance, while Host Funding is responsible for property taxes. In addition, Crossroads is required to set aside in a replacement reserve $125 per room, per quarter, increased annually by inflation factors, to be used for capital additions which generally must be approved by Host Funding. Further, should Host Funding decide to sell any of the properties leased to Crossroads under the New Leases, Crossroads will be provided a 30 day right of first refusal to purchase such property at the price offered Host Funding by the third party.

     Crossroads may terminate any one lease within the first five years without damages. Should two leases be terminated within the first five years, Crossroads has agreed to pay a termination fee equal to the previous twelve months revenue for the hotel times 18% in years one to three, 12% in year four and 6% in year five. If more than two leases are terminated within the first five years, Host Funding has the right to terminate all remaining leases or to collect the termination fee as described above.

     Upon the commencement date of the New Leases with Crossroads, Host Funding shall deliver possession of the leased properties along with levels of cash on hand and working capital of not less than $75,000, operating supply inventories at levels defined in the lease, and amounts sufficient to satisfy all outstanding vacation due hotel employees. In addition, Host Funding will be responsible for any fees required to assign the franchise license agreements with Super 8. Finally, Host Funding, Mission Bay or Inn Fund were required to have completed capital improvements for calendar 1995 totalling approximately $285,000, with any deficiency required to be provided to Crossroads upon commencement of the New Leases. The capital improvement deficiency which has been agreed to be funded from working capital of Host Funding and Inn Fund upon execution of the New Leases totals $50,000 and $36,900, respectively. In addition, upon inspection by Crossroads of the leased properties upon commencement of the New Leases and after Crossroads calendar 1996 prorated obligation to fund the replacement reserve of $125 per room, per quarter, should there remain a deficiency to fund the 1995 defined capital improvement of $285,000, Host Funding will be obligated to fund any deficiency up to approximately $60,000.

     The parent company of Crossroads has agreed to provide a letter of credit to secure the payment of rent due under the leases in the amount of $264,000 during the first three years of the lease terms. In addition, Crossroads has agreed to maintain a letter of credit thereafter equal to annually calculated termination fees that would be due on the lease anniversary dates throughout the remaining terms of the leases. After the first year, Crossroads parent may substitute the letter of credit by guaranteeing the equivalent amounts required by the letter of credit and providing to Host Funding a copy of Crossroads parent's audited financial statements which indicate a net worth of at least 2-1/2 times the value of the letter of credit, with at least 40% of the net worth in cash or cash equivalent assets. In addition, Crossroads parent makes certain negative covenants concerning maintenance of its minimum net worth levels.

     No assurance can be given that the New Leases will be consummated.

     Host Funding intends to become listed on the American Stock Exchange ("the AMEX").

     No assurance can be given that the listing on the AMEX will be consummated.

     Upon completion of the Mission Bay acquisition, the Stock Offering, the execution of the New Leases and listing on the AMEX, Host Funding intends to elect to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, or any successor statute (the "Possible Formation Transactions").

     Hatfield Inn is the owner and operator of a 40 room motel adjacent to Host Funding's property located in Miner, Missouri. The motel owned by Hatfield Inn was newly constructed and is secured by a $730,500 first deed of trust (the "Hatfield Inn Note"). The Host Funding motel property located in Miner, Missouri serves as cross collateral under a second deed of trust (the "Cross Collateral Agreement") to secure payment of the Hatfield Inn Note. As the Hatfield Inn property is completed and has operating history, Host Funding has requested the Cross Collateral Agreement under the Hatfield Inn note be released. No assurance can be given that the Cross Collateral Agreement will be released by the lender, and Host Funding remains contingently liable under the Hatfield Inn Note. Further, Host Funding and Hatfield Inn have a shared parking agreement allowing cars to park in either property's parking facilities, compete for similar business, and are managed by the general partner of AAG.

     AAG has been granted license agreements by Super 8 Motels, Inc. ("Super 8") for 20-year terms expiring in 2005. Pursuant to the terms of the agreement, AAG is required to pay a royalty fee and an advertising fee equal to 4% and 1%, respectively, of gross room revenue. As part of, and only upon occurrence of, the Possible Formation Transactions, AAG intends to assign the franchise agreements to Crossroads. Mission Bay has a similar license agreement with Super 8, which likely will be assigned to the lessee. Super 8 has expressed a willingness to allow the assignments, but may require Crossroads to pay a higher royalty and advertising fee.

     Issuance Costs of the Possible Formation Transactions were originally expected to total approximately $500,000, which were accrued for in the financial statements. Subsequently, it was determined that the expenses of the underwriting will be reduced by approximately $75,000, and accordingly accounts payable stock issuance costs has been reduced by $75,000 with a corresponding reduction to accumulated deficit. Funding for the Issuance Costs has principally been provided by certain AAG Partners; Ian Gardner-Smith; and GHG Hospitality, Inc., the general partner of Mission Bay (the "Related Parties"). Should the Possible Formation Transactions occur, the various Issuance Costs will be reimbursed to the Related Parties.

     The deferred income tax liability will be reversed and credited to accumulated deficit upon consummation of the Possible Formation Transactions. The reason for the reversal of the deferred tax liability is that upon completion of the Possible Formation Transactions, Host Funding will have elected REIT status and intends to meet the Code requirements and be taxed as a REIT. As a result, no future deferred tax liability will be required.

     Upon the proposed amendment and restatement of the charter, Host Funding will have authority to issue 75,000,000 shares of stock, consisting of 50,000,000 shares of Class A common stock, $.01 par value per share, and 4,000,000 shares of Class B common stock, $.01 par value per share and 1,000,000 shares of Class C common stock, $.01 par value per share. Upon completion of the Possible Formation Transactions, Host Funding will issue additional Class A, B and C shares to AAG in exchange for 100 initial shares now held by AAG based upon appraised values of Host Funding's assets net of liabilities prior to the Possible Formation Transactions. The initial common shares to be issued upon completion of the Possible Formation Transactions include 410,000 Class A, 140,000 Class B and 140,000

Class C, which number of shares were determined based upon the net appraised value of assets net of liabilities of $6,900,000 or $10.00 per share. The Class B and C shares will include certain restrictions as to the future payment of dividends and are convertible to Class A common shares at certain times and under certain circumstances as defined in the charter.

     Upon the amendment and restatement of the charter and completion of the Possible Formation Transactions, Host Funding will have 20,000,000 authorized preferred shares, $.01 par value, none of which are issued or outstanding.

     Immediately after consummation of the Possible Formation Transactions, Host Funding intends to sell to each director then in office 10,000 shares of Class A common stock at a price per share equal to $10 per share. The purchase price will be paid by them through delivery of a five year promissory note executed in favor of Host Funding by each purchaser, which shall bear interest, payable quarterly, at a fixed rate equal to 7% per annum. Principal payments totalling 2% of the original principal will be due annually. The shares of common stock purchased by each independent director will be pledged to Host Funding to secure payment of the promissory note, which shall be non-recourse to the maker, except to 10% of the principal amount due from directors. Host Funding has agreed to forgive the promissory notes issued in exchange for the shares of common stock in increments of 18% of the principal amount per annum for each year that the maker remains a director of Host Funding. The estimated annual amortization of unearned director's compensation is expected to total $54,000 based upon the issuance of a total of 30,000 shares to three directors.

     Host Funding intends to enter into an Advisory Agreement (the "Advisory Agreement") with Host Funding Advisors, Inc., a Delaware corporation (the "Advisor") on the close of the Possible Formation Transactions. The Advisor was formed on June 23, 1994. Pursuant to the Advisory Agreement, the Advisor will provide information, advice, assistance, and facilities to Host Funding in connection with Host Funding's future investment in hotel properties. Additionally, the Advisor will administer the daily operations of Host Funding, negotiate on Host Funding's behalf, act as agent for Host funding in collecting funds and paying debts, and generally manage and operate Host Funding. In consideration for such services, Host Funding will compensate the Advisor in the amount of $30,000 per year. Ian Gardner-Smith is Chief Executive Officer, Vice President and Secretary and owns 100% of the Advisor.

     Host Funding intends to enter into a Post-Formation Acquisition Agreement (the "Post-Formation Acquisition Agreement") with Host Acquisition Group, a proposed Delaware limited liability company (the "Acquisition Company") on the close of the Possible Formation Transactions. Pursuant to the Post-Formation Acquisition Agreement, the Acquisition Company will manage, coordinate, and supervise Host Funding's acquisition program for the acquisition of additional hotel properties. The Acquisition Company will have authority to negotiate for and prepare acquisition documentation for Host Funding's acquisition of additional hotel properties. In exchange for such services, Host Funding will pay the

Acquisition Company six percent (6%) of the gross purchase price of any hotel properties acquired by Host Funding during the term of the Post-Formation Acquisition Agreement. Ian Gardner-Smith is the proposed President and Secretary of the Acquisition Company and owns controlling interest in HMR, the proposed owner of 99% of the Acquisition Company.

INDEPENDENT AUDITOR'S REPORT



To the Shareholder and Director of Host Funding, Inc.:

I have audited the financial statements of Host Funding, Inc. as of April 1 and December 31, 1995, and for the nine months ended December 31, 1995, and have issued my report thereon dated February 16, 1996 except for the last paragraph in Note 3 for which the date is March 22, 1996 and paragraphs 5 and 16 in Note 5 for which the date is April 4, 1996; such financial statements and report are included elsewhere in this Form 10-K. My audit also included the financial statement schedules of Host Funding, Inc., listed in Item 14. These financial statement schedules are the responsibility of the Corporation's management. My responsibility is to express an opinion based upon my audits. In my opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/ William H. Ling
February 16, 1996 except for the last paragraph
in Note 3 for which the date is March 22, 1996
and paragraphs 5 and 16 in Note 5 for which the
date is April 4, 1996
San Diego, California

SCHEDULE III
Page 1 of 2

                                                     HOST FUNDING, INC.
                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     DECEMBER 31, 1995
                                                                                          Costs Subsequent
                                                   Initial Cost to Company                 to Acquisition
                                                -----------------------------       -----------------------------
                                                                Buildings and                       Buildings and
Description                  Encumbrances           Land <F1>    Improvements <F1>     Land         Improvements
                              -----------       -----------       -----------       -----------       -----------
Hotel Assets:
Super 8, Rock Falls, IL       $ 1,011,545       $   131,627       $   491,711       $    --           $    --
Super 8, Somerset, KY           1,160,000           170,000           449,541            --                --
Super 8, Miner, MO              1,094,146           187,660           461,494            --                --
Super 8, Poplar Bluff, MO         944,874<F2>       153,000           410,515            --                --
                              -----------       -----------       -----------       -----------       -----------
                              $ 4,210,565       $   642,287       $ 1,813,261       $    --           $    --
                              ===========       ===========       ===========       ===========       ===========

                                  Gross amount at which
                               carried at close of period
                              -----------------------------
                                                                  Accumulated
                                                Buildings &     Depreciation &        Year of        Date
Description                       Land <F1>    Improvements <F1> Amortization <F1>  Construction   Acquired   Life
                              -----------       -----------       -----------       ------------   --------   ----
Hotel Assets:
Super 8, Rock Falls, IL       $   131,627       $   491,711       $    14,778           1985        4/1/95     35
Super 8, Somerset, KY             170,000           449,541            13,560           1985        4/1/95     35
Super 8, Miner, MO                187,660           461,494            13,791           1985        4/1/95     35
Super 8, Poplar Bluff, MO         153,000           410,515            12,427           1985        4/1/95     35
                              -----------       -----------       -----------
                              $   642,287         1,813,261            54,556
                              ===========       ===========       ===========

    Land                                            642,287            --
    Furniture and equipment                         285,929            49,107
                                                -----------       -----------
    Total hotels and land under lease           $ 2,741,477       $   103,663
                                                ===========       ===========


<F1>
Land, buildings and improvements have been recorded at the historical costs net of accumulated depreciation of AAG upon execution of the Contribution and Assumption Agreement as described in Note 1 to the Financial Statements.
<F2>
Includes $55,244 encumbrance secured by Poplar Bluff and Rock Falls properties.
</F>

              See accompanying notes to financial statements.


                                  F-20
SCHEDULE III
Page 2 of 2


                            HOST FUNDING, INC.

      REAL ESTATE AND ACCUMULATED DEPRECIATION  - NOTES TO SCHEDULE

                             DECEMBER 31, 1995


Notes:

(A) The change in total cost of properties for the year ended December 31, 1995 is as follows:

        Balance at December 31, 1994                          $         0
        Additions:  Capital expenditures                        2,741,477
                                                              -----------
        Balance at December 31, 1995                          $ 2,741,477
                                                              ===========

(B) The change in accumulated depreciation and amortization for the year ended December 31, 1995 is as follows:

        Balance at December 31, 1994                          $         0
        Depreciation and amortization                             103,663
                                                              -----------
        Balance at December 31, 1995                          $   103,663
                                                              ===========