Form 10-Q
period 1996-03-31
HOST FUNDING INC
filed 1996-06-13
CIK 945980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-14280

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

                                  (619)456-6070
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

         As of March 31, 1996, the Registrant had outstanding 100 shares of Common Stock.

                                TABLE OF CONTENTS

Item
Number                                                                    Page
- ------                                                                    ----

                                     PART I

1.       Financial Statements............................................    1

2.       Management's Discussion and Analysis of Financial Condition

         and Result of Operations........................................    6


                                     PART II


1.       Legal Proceedings...............................................    9

2.       Changes in Securities...........................................    9

3.       Defaults Upon Senior Securities.................................   10

4.       Submission of Matters to a Vote of Security Holders.............   10

5.       Other Information...............................................   10

6.       Exhibits and Reports on Form 8-K................................   10

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         The accompanying unaudited financial statements of Host Funding, Inc., a Maryland corporation (the "Registrant" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and should be read in connection therewith. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                               HOST FUNDING, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

- -------------------------------------------------------------------------------------------------
                                                                   March 31,         December 31,
                                                                     1996                1995
- -------------------------------------------------------------------------------------------------
                                     ASSETS
LAND PROPERTY AND EQUIPMENT - At cost:
   Building and improvements                                      $ 1,813,261        $ 1,813,261
   Furnishings and equipment                                          285,929            285,929
   Less accumulated depreciation                                     (137,122)          (103,663)
                                                                  -----------        -----------
                                                                    1,962,068          1,995,527
   Land                                                               642,287            642,287
                                                                  -----------        -----------
         Land, property and equipment - net                         2,604,355          2,637,814

CASH                                                                      500                500

DUE FROM RELATED PARTIES                                               67,648             35,234

LOAN COMMITMENT FEES - Net                                             18,667             21,146
                                                                  -----------        -----------
        Total                                                     $ 2,691,170        $ 2,694,694
                                                                  ===========        ===========

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

LIABILITIES:
LONG-TERM DEBT                                                    $ 4,153,323        $ 4,155,321

NOTES PAYABLE                                                          38,756             75,244

DUE TO RELATED PARTY                                                  121,813                -

ACCRUED INTEREST PAYABLE                                               27,273             40,963

ACCRUED PROPERTY TAXES                                                 16,578                -

ACCOUNTS PAYABLE - Stock issuance costs                               375,000            325,000

DEFERRED INCOME TAXES                                                     -              163,000
                                                                  -----------        -----------
        Total Liabilities                                           4,732,743          4,759,528
                                                                  -----------        -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S DEFICIT:
   Common stock, $.01 par value; authorized
     1,000 shares; issued and outstanding 100 shares                        1                  1
   Accumulated deficit                                               (235,899)          (259,160)
   Related party note receivable                                   (1,805,675)        (1,805,675)
                                                                  -----------        -----------
        Total shareholder's deficit                                (2,041,573)        (2,064,834)
                                                                  -----------        -----------
        Total                                                     $ 2,691,170        $ 2,694,694
                                                                  ===========        ===========

- --------------------------------------------------------------------------------

                               HOST FUNDING, INC.

                                STATEMENT OF LOSS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)

- --------------------------------------------------------------------------------


REVENUES:
   Lease revenue - related party                                      $ 200,512
   Interest income - related parties                                     44,895
                                                                      ---------

        Total revenue                                                   245,407
                                                                      ---------

EXPENSES:
   Interest expense                                                     102,631
   Depreciation and amortization                                         35,937
   Administrative expenses - related party                              180,000
   Property taxes                                                        16,578
                                                                      ---------
        Total expenses                                                  335,146
                                                                      ---------

NET LOSS                                                              $ (89,739)
                                                                      =========











- --------------------------------------------------------------------------------

                               HOST FUNDING, INC.

                       STATEMENT OF SHAREHOLDER'S DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)

- -----------------------------------------------------------------------------------------------------------
                                                                             Related             Total
                                          Common         Accumulated        Party Note        Shareholder's
                                          Stock             Deficit         Receivable           Deficit
- -----------------------------------------------------------------------------------------------------------


BALANCE, December 31, 1995             $         1       $  (259,160)       $(1,805,675)       $(2,064,834)

ELIMINATION OF DEFERRED INCOME
  TAXES FROM CONVERSION TO REIT                -             163,000                -              163,000

INCREASE IN STOCK ISSUANCE COSTS               -             (50,000)               -              (50,000)

NET LOSS                                       -             (89,739)               -              (89,739)
                                       -----------       -----------        -----------        -----------

BALANCE, March 31, 1996                $         1       $  (235,899)       $(1,805,675)       $(2,041,573)
                                       ===========       ===========        ===========        ===========






















- --------------------------------------------------------------------------------

                               HOST FUNDING, INC.

                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)
- --------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net loss                                                           $ (89,739)
   Adjustments to reconcile net loss to net cash
         provided by operating activities
         Depreciation and amortization                                   35,937
         Changes in operating assets and liabilities
         Rent receivable - related party                                 12,481
         Interest receivable - related parties                          (44,895)
         Accrued interest payable                                       (13,690)
         Due to related party                                           121,814
         Accrued property taxes                                          16,578
                                                                      ---------

         Net cash provided by operating activities                      (38,486)

FINANCING ACTIVITIES:
   Payments on long-term debt and notes payable                         (38,486)
                                                                      ---------

         Net cash used in financing activities                          (38,486)
                                                                      ---------

NET CHANGE IN CASH                                                          -

CASH AT BEGINNING OF PERIOD                                                 500
                                                                      ---------

CASH AT END OF PERIOD                                                 $     500
                                                                      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
   Cash paid during the period for interest                           $ 116,321
                                                                      =========
   Cash paid during the period for income taxes                       $       0
                                                                      =========
   Non-cash investing activities:
         Elimination of deferred income taxes
         from conversion to REIT                                      $ 163,000

         Increase in stock issuance costs                               (50,000)

         Decrease in accumulated deficit from
         elimination of deferred income taxes
         and increase in stock issuance costs                          (113,000)
                                                                      ---------
            Net non-cash investing activities                         $       0
                                                                      =========



- --------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Recent Developments

        On April 22, 1996, the Company closed the $5 million Public Offering and consummated the transactions referred to as the Formation Transactions.
The Formation Transactions included the acquisition of the Mission Bay Super 8 hotel located in San Diego, California (the "Acquisition Hotel"). On April 1, 1996, the leases entered into on January 1, 1995 by and between the Company and Inn Fund, LLC, a Delaware limited liability company ("Inn Fund/Old Lessee") were terminated and the Initial Hotels were leased to Crossroads Hospitality Tenant Company, LLC, a Delaware limited liability company ("Lessee"). Effective April 22, 1996, the Acquisition Hotel was also leased to the Lessee. The leases with respect to the five (5) hotels (the "Hotels") are referred collectively to as the "Percentage Leases". Reference to the "Initial Hotels" refers to the Super 8 hotels owned by the Company which are located in Miner, Missouri; Poplar Bluff, Missouri; Rock Falls, Illinois; and Somerset, Kentucky, respectively.

         The Company has made an election to be taxed as a REIT effective for the calendar year beginning January 1, 1996. Therefore, deferred income tax liability totaling $163,000, as illustrated in the pro forma balance sheet in the Registration Statement, was credited to accumulated deficit effective January 1, 1996, as the Company will be taxed as a REIT. In addition, no current federal tax liability will be accrued based upon the election to be taxed as a REIT.
        Based upon the invoices received pertaining to the Formation Transactions, the Company has increased 'Accounts Payable - Stock Issuance Costs' by $50,000 to properly reflect the remaining costs and expenses of the Formation Transactions.

Results of Operations

         Quarter Ended March 31, 1996 and 1995

         The Company did not acquire any assets until April 1, 1995. In addition, the Acquisition Hotel was not acquired by the Company until April 22, 1996. Therefore, comparisons of results of operations to the corresponding quarter of the previous year cannot be made.

         Occupancy and average room rates of 65% and $34.38 for the four Initial Hotels resulted in room sales of $510,929, which generated lease revenues of $200,512 for the quarter ended March 31, 1996. Interest income from the Hatfield Note totaled $44,895 for the quarter ended March 31, 1996, which interest rate was at 10% until April 22, 1996, at which time it changed to 12%.

         Interest expense incurred on the debt outstanding on the four Initial Hotels for the quarter ended March 31, 1996 totaled $102,631, which was at an effective borrowing rate of approximately 9.7%. In April 1996, long-term debt and notes payable for three of the Initial Hotels were paid off from proceeds from the Public Offering in the amount of $3,190,000.

         Depreciation expense is calculated based upon the original historical cost of the Initial Hotels over their estimated useful lives, which totaled $35,937 for the quarter ended March 31, 1996.

         Administrative expenses totaling $60,000 per month under the Related Party Consulting Agreement were paid to All American Group, Ltd., a Delaware limited partnership, for the three months ended March 31, 1996. The Related Party Consulting Agreement was terminated upon consummation of the Public Offering on April 22, 1996.

         Effective January 1, 1996, the Company became responsible for property taxes under the Percentage Leases. Property tax expense is based upon local taxing authorities' assessment of the values of the Initial Hotels times the statutory rates in effect in the respective tax districts, which totaled $16,578 for the quarter ended March 31, 1996.

Liquidity and Capital Resources

        Since the Company has consummated the Public Offering, the Company has paid off approximately $3,190,000 of debt with approximately $1,000,000 of outstanding debt remaining on the Rock Falls Super 8 hotel. The Company intends to refinance and/or pay down the mortgage on the Rock Falls Super 8 and has reserved approximately $294,000 of proceeds from the Public Offering to pay down the debt. The Company has no commitments for additional financing. Accordingly, since there are no committed sources of external liquidity available to the Company, the Company will rely on its internal cash flow to meet its liquidity needs. The Company's principal source of cash to meet its cash requirements, including distributions to Shareholders, is its share of the Company's cash flow from the Percentage Leases. Although, the Lessee's obligations under the Percentage Leases are guaranteed in part by Crossroads Hospitality Company, LLC, a Delaware limited liability company ("Crossroads Parent"), a subsidiary of Interstate Hotels and parent company of the Lessee, the Lessee's ability to make lease payments under the Percentage Leases, and therefore the Company's liquidity, including its ability to make distributions to Shareholders, is dependent on the ability of the Lessee to generate sufficient cash flow from the Hotels.

         Other than the debt service and/or refinancing costs of the $1,000,000 debt, the $150,000 Working Capital requirement under the Percentage Leases, and the commitment by the Company to fund any shortfall of actual capital expenses through the date of the Public Offering added to the $125 per room, per quarter, replacement fund as compared to budgeted capital expenditures of approximately $285,000 for calendar year 1996, and the additional funding of $50,000 in stock issuance costs, the Company is not aware of any demands, commitments, events or uncertainties that will result or are likely to result in a change in the Company's liquidity.

         The Company intends to make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company will invest in additional hotel properties only as suitable opportunities arise, and the Company will not undertake investments unless adequate sources of financing are available. It is expected that future investments in hotel properties will be financed, in whole or in part, with Common Stock, proceeds from additional issuances of Common Stock, or from the issuance of other debt or equity securities. The Company in the future may seek to obtain a line of credit or a permanent credit facility, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with its Charter restrictions. Any debt incurred or issued by the Company may be secured or unsecured, long-term or short-term, charge a fixed or variable interest rate and may be subject to such other terms as the Board of Directors of the Company deems prudent.

Inflation

         Operators of hotels, in general, possess the ability to adjust room rates quickly. Competitive pressures may, however, limit the Lessee's ability to raise room rates in the face of inflation. Since 1987, industry wide annual increases in ADR have failed to keep pace with inflation.

Seasonality

         The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue to the extent that it receives Percentage Rent. It is presently anticipated that the Company's cash flow from operation of the Hotels is sufficient to enable it to make distributions at the estimated initial rate. To the extent that cash flow from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize other cash on hand or borrowings to make such distributions. No assurance can be given, however, that the Company will make distributions in the future at the initially estimated rate, or at all.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

         None.

ITEM 2.           CHANGES IN SECURITIES

         General

         Currently, 1,471,946 shares of Common Stock are issued and outstanding of which (i) 140,000 shares are Class B Common Stock (owned by the Hatfield Affiliates), (ii) 140,000 shares are Class C Common Stock (owned by the Hatfield Affiliates), and (iii) the remainder are shares of the Company's Class A Common Stock. No Preferred Stock is outstanding. Shareholders of Common Stock have no preference, exchange, sinking fund, redemption or appraisal rights and have no preemptive rights to subscribe for any securities of the Company. Except for the subordination of the Class B Common Stock and Class C Common Stock to the Company's Class A Common Stock discussed below, all shares of Common Stock will have equal distribution, liquidation and other rights.

         Hatfield Exchange

         Prior to the closing of the Public Offering, Mr. Guy Hatfield and his affiliates (the "Hatfield Affiliates") owned 100% of the Company's 100 shares of outstanding Common Stock (the "Initial Shares"). The 100 Initial Shares were received by the Hatfield Affiliates in exchange for the contribution of the Initial Hotels which had a total appraised value of $6.9 million. The Initial Shares were never registered with the Securities and Exchange Commission. Upon the closing of the Public Offering and as part of the Formation Transactions, the Hatfield Affiliates received 410,000 shares of Class A Common Stock, 140,000 shares of Class B Common Stock, and 140,000 shares of Class C Common Stock in exchange for the Initial Shares.

         The stockholder rights held by the Hatfield Affiliates with respect to the 410,000 shares of Class A Common Stock are substantially similar to the rights formerly held by the Hatfield Affiliates with respect to the Initial Shares. However, the 140,000 shares of Class B Common Stock and 140,000 shares of Class C Common Stock, on a pro forma basis, will not receive a distribution and are subordinated to the shares of Class A Common Stock. The 140,000 shares of Class B Common Stock are convertible to shares of Class A Common Stock upon the occurrence of certain conditions. The 140,000 shares of Class C Common Stock will automatically convert into Class A Common Stock on January 1, 1997.

         REIT Qualification

         Because the Board of Directors believes it is essential for the Company to qualify as a REIT, the Charter, subject to certain exceptions, contains certain restrictions on the number of shares of

Common Stock of the Company that a person may own. The Charter provides that no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than the lesser of 9.9% (the "Ownership Limit") of the number or value of the outstanding shares of Common Stock of the Company. However, the Board of Directors has the power to grant an exemption to the Ownership Limit so long as the exemption does not result in the termination of the Company's status as a REIT. Following receipt of an opinion of counsel stating that the Company's status as a REIT would not be jeopardized, the Board of Directors granted such an exemption, subject to certain restrictions, on any Common Stock owned, directly or indirectly, by the Hatfield Affiliates.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.    OTHER INFORMATION

         None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

Exhibit
Number                                               Description

1.1 Amendment No. 8 to Form S-11 of Host Funding, Inc. dated April 17, 1996 (incorporated by reference in the Registrant's Form 10-K dated December 31, 1995).

1.2 Amendment No. 4 to Form S-4 of Host Funding, Inc. dated December 1, 1995 (incorporated by reference in the Registrant's Form 10-K dated December 31, 1995).

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

         (b) Reports on Form 8-K

         The Registrant filed reports on Form 8-K on April 24, 1996 and May 7, 1996, respectively. The Registrant did not file any financial statements in connection with these Form 8-K filings and has not filed any financial statements other than those contained in the Registration Statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacity as the Registrant's Chief Financial and Accounting Officer.

                                      HOST FUNDING, INC.
                                      (Registrant)



Dated: June 13, 1996                   /s/Michael S. McNulty
                                      ------------------------------------
                                      By:  Michael S. McNulty
                                      Its:  President
                                            Chief Executive Officer
                                            Chief Financial & Accounting Officer