Form 10-K/A
period 1995-12-31
HOST FUNDING INC
filed 1996-08-05
CIK 945980

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K/A

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

     As of December 31, 1995, the aggregate market value of the
Registrant's voting stock held by non-affiliates was     $0.

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

    27    Financial Data Schedule

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

                                    HOST FUNDING, INC.
                                    (Registrant)


Dated:  August 2, 1996              /s/ Michael S. McNulty
                                    By:  Michael S. McNulty
                                    Its:   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicted.

Signature                     Title                      Date



/s/ Michael S. McNulty        President, Treasurer       August 2, 1996
Michael S. McNulty             & Director
Chief Executive Officer
Chief Financial & Accounting Officer



/s/ Guy E. Hatfield           Vice-President,            August 2, 1996
Guy E. Hatfield                Secretary & Director



/s/ Charles R. Dunn           Director                   August 2, 1996
Charles R. Dunn



/s/William Birdsall           Director                   August 2, 1996
William Birdsall