Form 10-Q
period 1996-06-30
HOST FUNDING INC
filed 1996-08-14
CIK 945980

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
        June 30, 1996                      Commission file number 1-14280
        -------------                      ------------------------------

                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)


                              HOST FUNDING, INC.
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Maryland                                        52-1907962
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

7825 Fay Avenue, Suite 250, La Jolla, CA                    92037
- ----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including
area code                                             (619) 456-6070
                                            ------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                  ---     ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Registrant's Class A Common Stock was 1,192,049, Class B Common Stock 140,000, and Class C Common Stock 140,000 as of June 30, 1996.

                               TABLE OF CONTENTS


Item Number                                                               Page
- -----------                                                               ----
                                    PART I

1.          Financial Statements                                            1

2.          Managements Discussion and Analysis of Financial
            Condition and Results of Operations                             8

                                   PART II

1.          Legal Proceedings                                              13

2.          Changes in Securities                                          13

3.          Defaults Upon Senior Securities                                13

4.          Submission of Matters to a Vote of Security Holders            13

5.          Other Information                                              13

6.          Exhibits and Reports on Form 8-K                               13

                         PART I-FINANCIAL INFORMATION


Item 1.  Financial Statements.

The accompanying unaudited financial statements of Host Funding, Inc., a Maryland corporation (the "Registrant"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and should be read in accordance therewith. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                              HOST FUNDING, INC.

                             FINANCIAL STATEMENTS

                                 (UNAUDITED)

                  AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
             AND FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                              HOST FUNDING, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)


- -----------------------------------------------------------------------------------------------------
                                                                           June 30,      December 31,
                                                                               1996              1995
- -----------------------------------------------------------------------------------------------------
                                    ASSETS

LAND, PROPERTY AND EQUIPMENT - AT COST:
     Building and improvements                                          $ 3,639,761      $ 1,813,261
     Furnishings and equipment                                              566,930          285,929
     Less accumulated depreciation                                         (186,167)        (103,663)
                                                                        -----------      -----------
                                                                          4,020,524        1,995,527
     Land                                                                 1,344,786          642,287
                                                                        -----------      -----------

            Land, property and equipment - net                            5,365,310        2,637,814

CASH                                                                        470,181              500

RENT RECEIVABLE - CROSSROADS                                                136,673             --

DUE FROM RELATED PARTIES                                                     34,256           35,234

LONG-TERM ADVANCES TO CROSSROADS                                            150,000             --

OTHER ASSETS                                                                 31,314           21,146
                                                                        -----------      -----------

            TOTAL                                                       $ 6,187,734      $ 2,694,694
                                                                        ===========      ===========


                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES:
LONG-TERM DEBT                                                          $   996,160      $ 4,155,321

NOTES PAYABLE                                                                  --             75,244

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                        71,641           40,963

ACCOUNTS PAYABLE - STOCK ISSUANCE COSTS                                      17,478          325,000

DEFERRED INCOME TAXES                                                          --            163,000
                                                                        -----------      -----------

            Total liabilities                                             1,085,279        4,759,528
                                                                        -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
     Class A Common stock, $.01 par value; authorized
         50,000,000 shares; issued and outstanding 1,192,049 shares          11,920                1
     Class B Common stock, $.01 par value; authorized
         4,000,000 shares; issued and outstanding 140,000 shares              1,400             --
     Class C Common stock, $.01 par value; authorized
         4,000,000 shares; issued and outstanding 140,000 shares              1,400             --
     Additional Paid in Capital                                           7,160,811             --
     Retained Earnings (Accumulated Deficit)                                 22,391         (259,160)
     Less: Related party note receivable                                 (1,805,675)      (1,805,675)
     Less: Unearned directors' compensation                                (289,792)            --
                                                                        -----------      -----------

            Total shareholders' equity (deficit)                          5,102,455       (2,064,834)
                                                                        -----------      -----------

            TOTAL                                                       $ 6,187,734      $ 2,694,694
                                                                        ===========      ===========



                See accompanying notes to financial statements.

- --------------------------------------------------------------------------------

                              HOST FUNDING, INC

                            STATEMENT OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)
- --------------------------------------------------------------------------------



                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                                  1996           1995           1996           1995
                                                            -------------------------------------------------------
REVENUES:
       Lease revenue - related party                        $     --       $  284,394     $  200,512     $  284,394
       Lease revenue - Crossroads                              281,472           --          281,472           --
       Interest income - related parties                        60,282         54,170        105,177         54,170
       F,F & E reserve income - related party                   77,941           --           77,941           --
                                                            ----------     ----------     ----------     ----------
            Total revenue                                      419,695        338,564        665,102        338,564
                                                            ----------     ----------     ----------     ----------

EXPENSES:
       Interest expense                                         58,195        104,148        160,826        104,148
       Depreciation and amortization                            61,269         37,033         97,206         37,033
       Administrative expenses - related party                  44,000        180,000        224,000        180,000
       Administrative expenses - other                          73,155           --           73,155           --
       Advisory fees - related party                             6,083           --            6,083           --
       Property taxes                                           23,438           --           40,016           --
       Amortization of unearned directors' compensation         10,208           --           10,208           --
                                                            ----------     ----------     ----------     ----------
            Total expenses                                     276,348        321,181        611,494        321,181
                                                            ----------     ----------     ----------     ----------

INCOME  BEFORE INCOME TAXES                                    143,347         17,383         53,608         17,383

PROVISION FOR INCOME TAXES                                        --            4,345           --            4,345
                                                            ----------     ----------     ----------     ----------

NET  INCOME                                                 $  143,347     $   13,038     $   53,608     $   13,038
                                                            ==========     ==========     ==========     ==========

NET INCOME PER SHARE                                        $     0.11     $     0.02     $     0.05     $     0.02
                                                            ==========     ==========     ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                          1,289,571        690,000        988,129        690,000
                                                            ==========     ==========     ==========     ==========



                See accompanying notes to financial statements.
- --------------------------------------------------------------------------------

                              HOST FUNDING, INC.

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                                            Retained
                                            Class A          Class B         Class C      Additional        Earnings
                                            Common           Common          Common         Paid in       (Accumulated
                                            Stock            Stock           Stock          Capital         Deficit)
- ----------------------------------------------------------------------------------------------------------------------
BALANCE,  December 31, 1995               $         1     $      --       $      --       $      --        $  (259,160)

COMMON STOCK ISSUED IN STOCK OFFERING           5,000            --              --         4,495,000             --

COMMON STOCK ISSUED PURSUANT TO
MISSION BAY ACQUISITION AGREEMENT               2,520            --              --         2,517,970             --

COMMON STOCK ISSUED TO PARTNERS
OF AAG                                          4,099           1,400           1,400          (6,899)            --

COMMON STOCK ISSUED TO INDEPENDENT
DIRECTORS                                         300            --              --           299,700             --

RECLASS OF STOCK ISSUANCE COSTS
AGAINST ADDITIONAL PAID IN CAPITAL               --              --              --           (64,943)          64,943

INCREASE IN STOCK ISSUANCE COSTS                 --              --              --           (80,017)            --

AMORTIZATION OF UNEARNED DIRECTORS
COMPENSATION                                     --              --              --              --               --

ELIMINATION OF DEFERRED INCOME
TAXES FROM CONVERSION TO REIT                    --              --              --              --            163,000

NET INCOME                                       --              --              --              --             53,608
                                          -----------     -----------     -----------     -----------      -----------

BALANCE, June 30, 1996                    $    11,920     $     1,400     $     1,400     $ 7,160,811      $    22,391
                                          ===========     ===========     ===========     ===========      ===========


                                                   Related        Unearned         Total
                                                 Party Note       Directors'     Shareholders'
                                                 Receivable      Compensation    Equity (Deficit)
- -------------------------------------------------------------------------------------------------
BALANCE,  December 31, 1995                    $(1,805,675)     $      --        $(2,064,834)

COMMON STOCK ISSUED IN STOCK OFFERING                 --               --          4,500,000

COMMON STOCK ISSUED PURSUANT TO
MISSION BAY ACQUISITION AGREEMENT                     --               --          2,520,490

COMMON STOCK ISSUED TO PARTNERS
OF AAG                                                --               --                  0

COMMON STOCK ISSUED TO INDEPENDENT
DIRECTORS                                             --           (300,000)               0

RECLASS OF STOCK ISSUANCE COSTS
AGAINST ADDITIONAL PAID IN CAPITAL                    --               --                  0

INCREASE IN STOCK ISSUANCE COSTS                      --               --            (80,017)

AMORTIZATION OF UNEARNED DIRECTORS
COMPENSATION                                          --             10,208           10,208

ELIMINATION OF DEFERRED INCOME
TAXES FROM CONVERSION TO REIT                         --               --            163,000

NET INCOME                                            --               --             53,608
                                               -----------      -----------      -----------

BALANCE, June 30, 1996                         $(1,805,675)     $  (289,792)     $ 5,102,455
                                               ===========      ===========      ===========


               See accompanying notes to financial statements.
- --------------------------------------------------------------------------------

                              HOST FUNDING, INC.

                            STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)


- ---------------------------------------------------------------------------------------------
                                                                        1996             1995
- ---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
       Net income                                                $    53,608      $    13,038
       Adjustments to reconcile net income to net cash
            provided by operating activities
            Depreciation and amortization                             97,206           37,033
            Amortization of unearned directors' compensation          10,208             --
            Changes in operating assets and liabilities
            Rent receivable - Crossroads                            (136,673)            --
            Due from related party                                       978          (79,914)
            Accounts payable and accrued expenses                     30,678           44,052
            Income taxes payable                                        --              4,345
                                                                 ----------------------------

            Net cash provided by operating activities                 56,005           18,554
                                                                 ----------------------------

INVESTING ACTIVITIES:
       Acquisition of land, property and equipment from
            Mission Bay                                             (289,510)            --
       Long-term advances to Crossroads                             (150,000)            --
       Other assets                                                  (24,870)            --
                                                                 ----------------------------

            Net cash used in investing activities                   (464,380)               0
                                                                 ----------------------------

FINANCING ACTIVITIES:
       Proceeds from common stock issued in Stock Offering         4,500,000             --
       Payments on long-term debt and notes payable               (3,234,405)            --
       Stock issuance costs                                         (387,539)            --
                                                                 ----------------------------

            Net cash provided by financing activities                878,056                0
                                                                 ----------------------------

NET CHANGE IN CASH                                                   469,681           18,554

CASH AT BEGINNING OF PERIOD                                              500                0
                                                                 ----------------------------

CASH AT END OF PERIOD                                            $   470,181      $    18,554
                                                                 ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION
       Cash paid during the period for interest                  $   195,925      $    60,096
                                                                 ============================

       Cash paid during the period for income taxes              $         0      $         0
                                                                 ============================



                                                                   (Continued)

                              HOST FUNDING, INC.

                            STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)

- --------------------------------------------------------------------------------------------------------
                                                                                   1996             1995
- --------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (Continued)
       Non-cash investing activities:
            Contribution of net assets and liabilities for common stock and accumulated deficit
                 Land, property and equipment                               $                $ 2,741,477
                 Loan commitment fees                                                             28,582
                 Related party note receivable                                                 1,805,675
                 Long-term debt                                                               (4,215,676)
                 Common Stock                                                                         (1)
                                                                            ----------------------------
                                                                                      0          360,057
                                                                            ----------------------------
            Less:  Liabilities and accumulated deficit resulting from
            the contribution of net assets and liabilities
                 Accounts payable stock issuance costs                                          (500,000)
                 Reduction in accounts payable stock issuance costs                               75,000
                 Deferred income taxes                                                          (166,000)
                 Accumulated deficit                                                             305,943
                 Reduction in stock issuance costs                                               (75,000)
                                                                            ----------------------------
                                                                                      0         (360,057)
                                                                            ----------------------------

                 Net non-cash investing activity                            $         0      $         0
                                                                            ============================

            Common stock issued pursuant to Mission Bay
                 Acquisition Agreement
                 Land, property and equipment                               $(2,520,490)     $      --
                 Class A common stock                                             2,520             --
                 Additional paid in capital                                   2,517,970             --
                                                                            ----------------------------
                 Net non-cash investing activity                            $         0      $         0
                                                                            ============================

            Common stock issued to partners of AAG
                 Class A common stock                                       $     4,099      $      --
                 Class B common stock                                             1,400             --
                 Class C common stock                                             1,400             --
                 Additional paid in capital                                      (6,899)            --
                                                                            ----------------------------
                 Net non-cash investing activity                            $         0      $         0
                                                                            ============================

            Common stock issued to independent directors
                 Class A common stock                                       $       300      $      --
                 Additional paid in capital                                     299,700             --
                 Unearned directors' compensation                              (300,000)            --
                                                                            ----------------------------
                 Net non-cash investing activity                            $         0      $         0
                                                                            ============================

            Reclass of deferred income taxes and stock issuance
                 costs due to Stock Offering
                 Deferred income taxes                                      $  (163,000)     $      --
                 Additional paid in capital                                     (64,943)            --
                 Retained earnings                                              227,943             --
                                                                            ----------------------------
                 Net non-cash investing activity                            $         0      $         0
                                                                            ============================



                                                                   (Concluded)

                See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS:

On April 22, 1996, Host Funding, Inc. (the "Company" or "Host Funding") raised additional capital via an initial public offering of common stock (the "Stock Offering"). The Stock Offering issued 500,000 common shares and raised net cash proceeds totaling $4,500,000. Host Funding used the capital raised from the Stock Offering to pay down long-term debt, to pay expenses of the formation of Host Funding, to satisfy dissenter's rights for fractional share settlements relating to the Mission Bay acquisition (described below) and for working capital purposes.

Further, on April 22, 1996, Host Funding acquired the assets of Mission Bay Super 8, Ltd., a California limited partnership ("Mission Bay"), the owner of a 117 room Super 8 Motel (the "Acquisition Hotel") located in San Diego, California, pursuant to an asset acquisition agreement (the "Mission Bay Acquisition Agreement").

The Mission Bay Acquisition Agreement exchanged 252,049 shares of common stock in Host Funding at a stated value of $10.00 per share plus a cash reserve of approximately $290,000 for dissenters rights and fractional share settlements. The acquisition price was based upon an appraisal of Mission Bay prepared for limited and general partnership interests in a final liquidating distribution by Mission Bay.

In addition, upon completion of the Stock Offering, Host Funding issued additional Class A, B and C common stock to All American Group, Ltd., a Delaware Limited Partnership ("AAG"), in exchange for the 100 initial shares of Host Funding held by AAG based upon appraised values of Host Funding's assets net of liabilities prior to the Stock Offering. The common shares issued upon completion of the Stock Offering include 410,000 Class A, 140,000 Class B and 140,000 Class C shares, which number of shares was determined based upon the net appraised value of assets net of liabilities of $6,900,000 or $10.00 per share. The Class B and C shares include certain restrictions as to the future payment of dividends and are convertible to Class A common shares at certain times and under certain circumstances as defined in the charter.

Finally, upon consummation of the Stock Offering, Host Funding sold to each independent director then in office 10,000 shares of Class A common stock at a price per share equal to $10 per share. Reference should be made to Note 3, Shareholders Equity, of the Notes to Financial Statements for a further description of the terms and conditions of the sale.

Effective with the completion of the Stock Offering, Host Funding was listed on the American Stock Exchange.

On April 1, 1996, the leases entered into on January 1, 1995 by and between the Company and Inn Fund, LLC, a Delaware limited liability company ("Inn Fund\Old Lessee") relating to the Initial Hotels (the "Initial Leases") were terminated and the Initial Hotels were leased to Crossroads

Hospitality Tenant Company, LLC, a Delaware limited liability company ("Crossroads"). Effective April 22, 1996, the Acquisition Hotel was also leased to Crossroads. The leases with respect to the five (5) leased hotels (the "Hotels") are referred to collectively as the "Percentage Leases." References to the "Initial Hotels" refer to the Super 8 hotels owned by the Company which are located in Miner, Missouri; Poplar Bluff, Missouri; Rock Falls, Illinois; and Somerset, Kentucky, respectively.

The Company has entered into two contracts to purchase four limited service hotels with approximately 310 rooms located in the Southeastern United States. The acquisition cost will be approximately $13,500,000 which the Company proposes to finance through an acquisition facility. The contracts are contingent upon the Company obtaining an acquisition facility on terms acceptable to the Company and certain other closing conditions. Crossroads is expected to lease the properties under similar economic terms as the Percentage Leases.

Host Funding has entered into a Post-Formation Acquisition Agreement (the "Post-Formation Acquisition Agreement") with Host Acquisition Group, a Delaware limited liability company (the "Acquisition Company"), effective on the close of the Stock Offering. Reference should be made to Note 5, Contingencies, of the Notes to Financial Statements for a description of the terms of the Post-Formation Acquisition Agreement with the Acquisition Company.

The Company announced its first quarterly cash dividend of $0.2275 per share to stockholders of record August 1st, payable August 15th, 1996.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 and 1995

The Company did not acquire any assets until April 1, 1995. In addition, the Acquisition Hotel (Mission Bay) was not acquired by the Company until April 22, 1996. Therefore, comparisons of results of operations to the corresponding period of the previous year cannot be made.

Occupancy and average room rates of 73% and $36.01 for the four Initial Hotels for the six months ended June 30, 1996 and occupancy and average room rates of 65% and $43.03 for the Acquisition Hotel (Mission Bay) from April 22 to June 30, 1996 resulted in sales of $1,380,280, which generated lease revenues of $200,512 due from Inn Fund\Old Lessee and $281,472 due from Crossroads for the six months ended June 30, 1996.

Interest income from the Related Party Note, as described in Note 4 of the Notes to Financial Statements, totaled $105,177 for the six months ended June 30, 1996, which interest rate was at 10% until April 22, 1996, at which time it changed to 12% pursuant to the terms of the note.

Based upon an accounting of Furniture, Fixtures and Equipment reserve expenditures made by Inn Fund\Old Lessee under the Initial Leases to April 22, 1996, Inn Fund\Old Lessee owes $77,941 to Host Funding, which has been included in revenue. This amount has been offset against an approximately equal net amount owed by Host Funding to affiliates of Guy E. Hatfield, an affiliate of the Company, through April 22, 1996.

Interest expense incurred on the debt outstanding on the four Initial Hotels for the six months ended June 30, 1996 totaled $160,824. In April 1996, long-term debt and notes payable for three of the Initial Hotels were paid off from proceeds from the Stock Offering in the amount of $3,190,000.

Depreciation expense is calculated based upon the original historical cost of the Initial Hotels and the acquisition value of the Acquisition Hotel (Mission
Bay) over their estimated useful lives, which totaled $97,206 for the six months ended June 30, 1996.

Administrative expenses - related party totaling $60,000 per month, including $44,000 for April 1996, were due under the Related Party Consulting Agreement to AAG. The Related Party Consulting Agreement, as described in Note 4 of the Notes to Financial Statements, was terminated upon consummation of the Stock Offering on April 22, 1996. These fees are non-recurring.

Administrative expenditures - other for the six months ended June 30, 1996 include the 1995 audit fees of approximately $21,000, regular legal and accounting fees, which amounts are greater than will be expected in future quarters due to start-up costs, totaling approximately $31,000, stock transfer fees totaling approximately $10,000, and other administrative expenses totaling approximately $11,000. Of these expenditures, approximately $35,000 are non-recurring administrative expenses on an annualized basis.

Advisory fees - related party are due under an Advisory Agreement with Host Funding Advisors, Inc., a Delaware corporation (the "Advisor") entered into upon the close of the Stock Offering. In consideration for such services, Host Funding will compensate the Advisor in the amount of $30,000 per year.

Effective January 1, 1996, the Company became responsible for property taxes under the Percentage Leases. Property tax expense is based upon local taxing authorities' assessment of the values of the Initial Hotels and Acquisition Hotel (Mission Bay) times the statutory rates in effect in the respective tax districts, which totaled $40,016 for the six months ended June 30, 1996.

Amortization of unearned directors' compensation has been calculated based upon the terms of the independent directors notes as described in Note 3, Shareholder Equity, of the Notes to Financial Statements.

Net income per share and weighted average shares outstanding have been calculated based upon the daily average of the number of shares outstanding upon completion of the Stock Offering, the Mission Bay acquisition and those shares issued to the independent directors added to the AAG shares outstanding upon completion of the Stock Offering, which shares of AAG are considered to have been outstanding from date of formation of Host Funding.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company has consummated the Stock Offering, the Company has paid off approximately $3,190,000 of debt with approximately $996,000 debt remaining on the Rock Falls Super 8 hotel. The Company intends to refinance and/or pay down the mortgage on the Rock Falls Super 8 as part of the proposed acquisition facility to acquire the four hotels. Since there are no committed sources of external liquidity available to the Company, the Company will rely on its internal cash flow to meet its liquidity needs. The company's principal source of cash to meet its cash requirements, including distributions to Shareholders, is its share of the Company's cash flow from the Percentage Leases and interest income from the Related Party Note. Although, the obligations of Crossroads, as lessee, under the Percentage Leases are guaranteed in part by Crossroads Hospitality Company, LLC, a Delaware limited liability company ("Crossroads Parent"), a subsidiary of Interstate Hotels and parent company of Crossroads, the ability of Crossroads to make lease payments under the Percentage Leases, and therefore the Company's liquidity, including its ability to make distributions to shareholders, is dependent on the ability of Crossroads to generate sufficient cash flow from the Hotels.

The Company expended $387,539 of Stock Issuance Costs in the second quarter of calendar year 1996 upon completion of the Stock Offering and acquisition of Mission Bay. Included on the balance sheet in Accounts Payable-Stock Issuance Costs are an additional $17,478. Prior to the completion of the Stock Offering and Mission Bay acquisition, the Company had expended $100,000. Therefore, the total Stock Issuance Costs to complete the Stock Offering and Mission Bay acquisition are expected to total approximately $505,000, or approximately $80,000 more than originally contemplated.

Other than the debt service and/or refinancing costs on the Rock Falls Super 8, the commitment by the Company to fund any shortfall of actual capital expenses through the date of the Stock Offering added to the $125 per room, per quarter, replacement fund as compared to budgeted capital expenditures of approximately $285,000 for calendar year 1996, and the Internal Revenue Service tax requirements to make distributions to shareholders to maintain the Company's REIT status, the Company is not aware of any demands, commitments, events or uncertainties that will result or are likely to result in a change in the company's liquidity.

The Company intends to make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company will invest in additional hotel properties only as suitable opportunities arise, and the Company will not undertake investments unless adequate sources of financing are available. Based upon REIT distribution requirements, the Company expects that future investments in hotel properties will be financed, in whole or in part, with common stock, proceeds from additional issuances of common stock, or from the issuance of other debt or equity securities. The Company in the future may seek to obtain a line of credit or a permanent credit facility, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with its charter restrictions. Any debt incurred or issued by the Company may be secured or unsecured, long-term or short-term, charge a fixed or variable interest rate and may be subject to such other terms as the Board of Directors of the Company deems prudent.

INFLATION

Operators of hotels, in general, possess the ability to adjust room rates quickly. Competitive pressures may, however, limit the ability of the lessee to raise room rates in the face of inflation.

SEASONALITY

The Hotels' operations historically have been seasonal in nature, reflecting higher occupancy rates during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue to the extent that it receives Percentage Rent. It is presently anticipated that the Company's cash flow from operation of the Hotels is sufficient to enable it to make distributions at the estimated initial rate. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize other cash on hand or borrowings to make such distributions. No assurance can be given, however, that the company will make distributions in the future at the initially estimated rate, or at all.

                           PART II-OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

         None.

Item 2.  CHANGES IN SECURITIES.

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

Item 5.  OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

Exhibit
Number                   Description
- ------                   -----------
10.1    Contract of Purchase and Sale dated effective as of May 24, 1996 by and between Capital Circle Hotel Company, as Seller, and Host
        Funding, Inc., as Purchaser.

10.2 Amendment to Contract of Purchase and Sale dated effective as of July 3, 1996 by and between Capital Circle Hotel Company, as
        Seller, and Host Funding, Inc., as Purchaser.

10.3 Contract of Purchase and Sale dated effective as of May 24, 1996 by and between Ocean Springs Hotel Company, as Seller, and Host
        Funding, Inc., as Purchaser.


10.4 Amendment to Contract of Purchase and Sale dated effective as of July 3, 1996 by and between Ocean Springs Hotel Company, as Seller, and Host Funding, Inc., as Purchaser.

10.5    Form of Stock Purchase Agreement with Form of Secured Promissory
        Note and Form of Stock Pledge Agreement attached as Exhibits dated effective as of April 22, 1996 by and between Host Funding, Inc. and Don W. Cockroft (identical Agreements were also executed by William
        Birdsall and Charles Dunn effective as of April 22, 1996).

10.6    Form of Amendment to Stock Purchase Agreement dated effective
        June 12, 1996 by and between Host Funding, Inc. and Don W.
        Cockroft (identical Agreements were also executed by William
        Birdsall and Charles Dunn effective as of June 12, 1996).

10.7    First Amendment to Advisory Agreement dated effective as of June
        12, 1996 by and between Host Funding, Inc. and Host Funding
        Advisors, Inc.

10.8 First Amendment to Post-Formation Acquisition Agreement dated effective June 12, 1996 by and between Host Funding, Inc. and
        Host Acquisition Group, LLC.

10.9    Second Amendment to Stock Pledge Agreement dated effective
        April 23,1996 by and between All American Group, Inc. et. al. and Host Funding, Inc.

27      Financial Data Schedule.

    (b) Reports on Form 8-K.

The Registrant filed reports on Form 8-K on April 24, 1996 and May 7, 1996, respectively, as previously disclosed in the Registrant's Form 10-Q for the quarter ended March 31, 1996 on file with the Securities and Exchange Commission. The Registrant did not file any financial statements in connection with these Form 8-K filings.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacity as the Registrant's Chief Financial and Accounting Officer.




Dated: August 14, 1996                 HOST FUNDING, INC.


                                       /s/  MICHAEL S. MCNULTY
                                       -----------------------------------------
                                       By: Michael S. McNulty
                                       Its:   President
                                              Chief Executive Officer
                                              Chief Financial and Accounting
                                               Officer

                                EXHIBIT INDEX

Exhibit
Number                   Description
- ------                   -----------
10.1    Contract of Purchase and Sale dated effective as of May 24, 1996 by and between Capital Circle Hotel Company, as Seller, and Host
        Funding, Inc., as Purchaser.

10.2 Amendment to Contract of Purchase and Sale dated effective as of July 3, 1996 by and between Capital Circle Hotel Company, as
        Seller, and Host Funding, Inc., as Purchaser.

10.3 Contract of Purchase and Sale dated effective as of May 24, 1996 by and between Ocean Springs Hotel Company, as Seller, and Host
        Funding, Inc., as Purchaser.

10.4 Amendment to Contract of Purchase and Sale dated effective as of July 3, 1996 by and between Ocean Springs Hotel Company, as Seller, and Host Funding, Inc., as Purchaser.

10.5    Form of Stock Purchase Agreement with Form of Secured Promissory
        Note and Form of Stock Pledge Agreement attached as Exhibits dated effective as of April 22, 1996 by and between Host Funding, Inc. and Don W. Cockroft (identical Agreements were also executed by William
        Birdsall and Charles Dunn effective as of April 22, 1996).

10.6    Form of Amendment to Stock Purchase Agreement dated effective
        June 12, 1996 by and between Host Funding, Inc. and Don W.
        Cockroft (identical Agreements were also executed by William
        Birdsall and Charles Dunn effective as of June 12, 1996).

10.7    First Amendment to Advisory Agreement dated effective as of June
        12, 1996 by and between Host Funding, Inc. and Host Funding
        Advisors, Inc.

10.8 First Amendment to Post-Formation Acquisition Agreement dated effective June 12, 1996 by and between Host Funding, Inc. and
        Host Acquisition Group, LLC.

10.9    Second Amendment to Stock Pledge Agreement dated effective
        April 23,1996 by and between All American Group, Inc. et. al. and Host Funding, Inc.

27      Financial Data Schedule.

