Form 10-Q
period 1996-09-30
HOST FUNDING INC
filed 1996-11-12
CIK 945980

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended
         September 30, 1996                      Commission file number 1-14280
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)



                               HOST FUNDING, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Maryland                                  52-1907962
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1025 Prospect, Suite 350, La Jolla, CA                             92037
---------------------------------------                        -------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code           (619) 456-6070
                                                             --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Registrant's Class A Common Stock was 1,192,049, Class B Common Stock 140,000, and Class C Common Stock 140,000 as of September 30, 1996.

                               TABLE OF CONTENTS


Item Number                                                        Page
-----------                                                        ----

                                   PART I

1.            Financial Statements                                   1

2.            Managements Discussion and Analysis of Financial
                Condition and Results of Operations                  7

                                   PART II

1.            Legal Proceedings                                      19

2.            Changes in Securities                                  19

3.            Defaults Upon Senior Securities                        19

4.            Submission of Matters to a Vote of Security Holders    19

5.            Other Information                                      19

6.            Exhibits and Reports on Form 8-K                       19

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

         The accompanying unaudited financial statements of Host Funding, Inc., a Maryland corporation (the "Registrant"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and should be read in accordance therewith. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                               HOST FUNDING, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


--------------------------------------------------------------------------------

                                                                      September 30,   December 31,
                                                                          1996            1995
---------------------------------------------------------------------------------------------------

                                 ASSETS
                                 ------

LAND, PROPERTY AND EQUIPMENT - AT COST:
     Building and improvements                                        $ 12,644,239    $  1,813,261
     Furnishings and equipment                                           1,952,233         285,929
     Less accumulated depreciation                                        (262,005)       (103,663)
                                                                      ------------    ------------
                                                                        14,334,467       1,995,527
     Land                                                                4,808,047         642,287
                                                                      ------------    ------------

            Land, property and equipment - net                          19,142,514       2,637,814

CASH                                                                       515,497             500

RESTRICTED CASH                                                            160,722            --

RENT RECEIVABLE - CROSSROADS                                               212,005            --

DUE FROM RELATED PARTIES                                                    35,094          35,234

LONG-TERM ADVANCES TO CROSSROADS                                           150,000            --

LOAN FEES - Net                                                            665,439            --

OTHER ASSETS - Net                                                         115,598          21,146
                                                                      ------------    ------------

            TOTAL                                                     $ 20,996,869    $  2,694,694
                                                                      ============    ============


              LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
              ---------------------------------------------

LIABILITIES:
LONG-TERM DEBT                                                        $       --      $  4,155,321

NOTES PAYABLE                                                           15,500,000          75,244

ACCOUNTS PAYABLE                                                            24,482            --

ACCRUED INTEREST                                                              --            40,963

ACCRUED PROPERTY TAXES                                                     152,837            --

ACCOUNTS PAYABLE - STOCK ISSUANCE COSTS                                      2,478         325,000

DEFERRED INCOME TAXES                                                         --           163,000
                                                                      ------------    ------------

            Total liabilities                                           15,679,797       4,759,528
                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY(DEFICIT):
     Class A Common stock, $.01 par value; authorized
         50,000,000 shares; issued and outstanding 1,234,049 shares         12,340               1
     Class B Common stock, $.01 par value; authorized
         4,000,000 shares; issued and outstanding 140,000 shares             1,400            --
     Class C Common stock, $.01 par value; authorized
         4,000,000 shares; issued and outstanding 140,000 shares             1,400            --
     Additional Paid in Capital                                          7,499,016            --
     Accumulated Deficit                                                  (115,117)       (259,160)
     Less: Related party note receivable                                (1,805,675)     (1,805,675)
     Less: Unearned directors' compensation                               (276,292)           --
                                                                      ------------    ------------

            Total shareholders' equity(deficit)                          5,317,072      (2,064,834)
                                                                      ------------    ------------

            TOTAL                                                     $ 20,996,869    $  2,694,694
                                                                      ============    ============



--------------------------------------------------------------------------------

                               HOST FUNDING, INC

                      CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


--------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                SEPTEMBER 30,             SEPTEMBER 30,
                                                             1996         1995         1996         1995
                                                          -------------------------------------------------
REVENUES:
       Lease revenue - related party                      $     --     $  311,820   $  200,512   $  596,214
       Lease revenue - Crossroads                            446,914         --        728,386         --
       Interest income - related parties                      57,895       36,362      160,045       90,532
       Interest income                                         3,482         --          6,509         --
       F,F & E reserve income - related party                   --           --         77,941         --
                                                          ----------   ----------   ----------   ----------
            Total revenue                                    508,291      348,182    1,173,393      686,746
                                                          ----------   ----------   ----------   ----------

EXPENSES:
       Interest expense                                      171,531      105,660      332,357      209,808
       Depreciation and amortization                          61,386       37,033      158,592       74,066
       Administrative expenses - related party                  --        180,000      224,000      360,000
       Administrative expenses - other                        89,304         --        162,459         --
       Advisory fees - related party                           7,500         --         13,583         --
       Property taxes                                         31,387         --         71,403         --
       Amortization of unearned directors' compensation       13,500         --         23,708         --
                                                          ----------   ----------   ----------   ----------
            Total expenses                                   374,608      322,693      986,102      643,874
                                                          ----------   ----------   ----------   ----------

INCOME  BEFORE INCOME TAXES                                  133,683       25,489      187,291       42,872

PROVISION FOR INCOME TAXES                                      --          6,373         --         10,718
                                                          ----------   ----------   ----------   ----------

NET  INCOME                                               $  133,683   $   19,116   $  187,291   $   32,154
                                                          ==========   ==========   ==========   ==========

NET INCOME PER SHARE                                      $     0.09   $     0.03   $     0.16   $     0.05
                                                          ==========   ==========   ==========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                        1,472,049      690,000    1,152,379      690,000
                                                          ==========   ==========   ==========   ==========



--------------------------------------------------------------------------------

                               HOST FUNDING, INC.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)


--------------------------------------------------------------------------------

                                        Class A    Class B    Class C    Additional
                                         Common     Common     Common     Paid in
                                         Stock      Stock      Stock      Capital
-------------------------------------------------------------------------------------
BALANCE,  December 31, 1995             $      1   $   --     $   --     $      --

COMMON STOCK ISSUED IN STOCK OFFERING      5,000       --         --       4,495,000

COMMON STOCK ISSUED PURSUANT TO
MISSION BAY ACQUISITION AGREEMENT          2,520       --         --       2,517,970

COMMON STOCK ISSUED TO PARTNERS
OF AAG                                     4,099      1,400      1,400        (6,899)

COMMON STOCK ISSUED TO INDEPENDENT
DIRECTORS                                    300       --         --         299,700

COMMON STOCK ISSUED FOR ACQUIRED
PROPERTIES ACQUISITION FEE                   420       --         --         338,205

RECLASS OF STOCK ISSUANCE COSTS
AGAINST ADDITIONAL PAID IN CAPITAL          --         --         --         (64,943)

INCREASE IN STOCK ISSUANCE COSTS            --         --         --         (80,017)

AMORTIZATION OF UNEARNED DIRECTORS
COMPENSATION                                --         --         --            --

ELIMINATION OF DEFERRED INCOME
TAXES FROM CONVERSION TO REIT               --         --         --            --

DIVIDENDS                                   --         --         --            --

NET INCOME                                  --         --         --            --
                                        --------   --------   --------   -----------

BALANCE, September 30, 1996             $ 12,340   $  1,400   $  1,400   $ 7,499,016
                                        ========   ========   ========   ===========
                                         Retained
                                         Earnings       Related        Unearned         Total
                                        Accumulated    Party Note      Directors'    Shareholders'
                                         Deficit)      Receivable     Compensaton   Equity(Deficit)
---------------------------------------------------------------------------------------------------
BALANCE,  December 31, 1995             $  (259,160)   $(1,805,675)   $      --      $(2,064,834)

COMMON STOCK ISSUED IN STOCK OFFERING          --             --             --        4,500,000

COMMON STOCK ISSUED PURSUANT TO
MISSION BAY ACQUISITION AGREEMENT              --             --             --        2,520,490

COMMON STOCK ISSUED TO PARTNERS
OF AAG                                         --             --             --                0

COMMON STOCK ISSUED TO INDEPENDENT
DIRECTORS                                      --             --         (300,000)             0

COMMON STOCK ISSUED FOR ACQUIRED
PROPERTIES ACQUISITION FEE                     --             --             --          338,625

RECLASS OF STOCK ISSUANCE COSTS
AGAINST ADDITIONAL PAID IN CAPITAL           64,943           --             --                0

INCREASE IN STOCK ISSUANCE COSTS               --             --             --          (80,017)

AMORTIZATION OF UNEARNED DIRECTORS
COMPENSATION                                   --             --           23,708         23,708

ELIMINATION OF DEFERRED INCOME
TAXES FROM CONVERSION TO REIT               163,000           --             --          163,000

DIVIDENDS                                  (271,191)          --             --         (271,191)

NET INCOME                                  187,291           --             --          187,291
                                        -----------    -----------    -----------    -----------

BALANCE, September 30, 1996             $  (115,117)   $(1,805,675)   $  (276,292)   $ 5,317,072
                                        ===========    ===========    ===========    ===========



--------------------------------------------------------------------------------

                               HOST FUNDING, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


--------------------------------------------------------------------------------------------
                                                                   1996            1995
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
       Net income                                              $    187,291    $     32,154
       Adjustments to reconcile net income to net cash:
            provided by operating activities
            Depreciation and amortization                           158,592          74,066
            Amortization of loan fees                                48,873            --
            Amortization of unearned directors' compensation         23,708            --
       Changes in operating assets and liabilities:
            Rent receivable - related party                            --          (408,088)
            Rent receivable - Crossroads                           (212,005)           --
            Interest receivable - related party                        --           (90,532)
            Due from related party                                      140            --
            Accounts payable and accrued expenses                   136,356         331,085
            Income taxes payable                                       --            10,718
                                                               ----------------------------

            Net cash provided by operating activities               342,955         (50,597)
                                                               ----------------------------

INVESTING ACTIVITIES:
       Acquisition of land, property and equipment              (13,803,927)           --
       Restricted cash                                             (160,722)
       Long-term advances to Crossroads                            (150,000)           --
       Other assets                                                (115,848)           --
                                                               ----------------------------

            Net cash used in investing activities               (14,230,497)              0
                                                               ----------------------------

FINANCING ACTIVITIES:
       Borrowings on long-term debt                              15,500,000         100,000
       Proceeds from common stock issued in Stock Offering        4,500,000            --
       Payments on long-term debt and notes payable              (4,230,565)        (49,403)
       Stock issuance costs                                        (402,539)           --
       Payment of loan fees                                        (693,166)
       Dividends paid                                              (271,191)           --
                                                               ----------------------------

            Net cash provided by financing activities            14,402,539          50,597
                                                               ----------------------------

NET CHANGE IN CASH                                                  514,997               0

CASH AT BEGINNING OF PERIOD                                             500               0
                                                               ----------------------------

CASH AT END OF PERIOD                                          $    515,497    $          0
                                                               ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION
       Cash paid during the period for interest                $    352,174    $    138,723
                                                               ============================

       Cash paid during the period for income taxes            $          0    $          0
                                                               ============================

                                                                    (Continued)



--------------------------------------------------------------------------------

                               HOST FUNDING, INC.

                            STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

----------------------------------------------------------------------------------------------
                                                                        1996           1995
----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION (Continued)
   Non-cash investing activities:
      Contribution of net assets and liabilities for common stock and accumulated deficit
           Land, property and equipment                             $      --      $ 2,741,477
           Loan commitment fees                                            --           28,582
           Related party note receivable                                   --        1,805,675
           Long-term debt                                                  --       (4,215,676)
           Common Stock                                                    --               (1)
                                                                    --------------------------
                                                                              0        360,057
                                                                    --------------------------
      Less:  Liabilities and accumulated deficit resulting from
      the contribution of net assets and liabilities
           Accounts payable stock issuance costs                           --         (500,000)
           Reduction in accounts payable stock issuance costs              --           75,000
           Deferred income taxes                                           --         (166,000)
           Accumulated deficit                                             --          305,943
           Reduction in stock issuance costs                               --          (75,000)
                                                                    --------------------------
                                                                              0       (360,057)
                                                                    --------------------------

           Net non-cash investing activity                          $         0    $         0
                                                                    ==========================

      Common stock issued pursuant to Mission Bay
           Acquisition Agreement
           Land, property and equipment                             $(2,520,490)   $      --
           Class A common stock                                           2,520           --
           Additional paid in capital                                 2,517,970           --
                                                                    --------------------------

           Net non-cash investing activity                          $         0    $         0
                                                                    ==========================

      Common stock issued to partners of AAG
           Class A common stock                                     $     4,099    $      --
           Class B common stock                                           1,400           --
           Class C common stock                                           1,400           --
           Additional paid in capital                                    (6,899)          --
                                                                    --------------------------

           Net non-cash investing activity                          $         0    $         0
                                                                    ==========================

      Common stock issued to independent directors
           Class A common stock                                     $       300    $      --
           Additional paid in capital                                   299,700           --
           Unearned directors' compensation                            (300,000)          --
                                                                    --------------------------

           Net non-cash investing activity                          $         0    $         0
                                                                    ==========================

      Reclass of deferred income taxes and stock issuance
           costs due to Stock Offering
           Deferred income taxes                                    $  (163,000)   $      --
           Additional paid in capital                                   (64,943)          --
           Retained earnings                                            227,943           --
                                                                    --------------------------

           Net non-cash investing activity                          $         0    $         0
                                                                    ==========================

      Common stock issued for Acquired Properties
      Acquisition Fee
           Class A common stock                                     $       420    $      --
           Additional paid in capital                                   338,205           --
           Land, property and equipment                                (338,625)          --
                                                                    --------------------------

           Net non-cash investing activity                          $         0    $         0
                                                                    ==========================

                                                                    (Concluded)



-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RECENT DEVELOPMENTS

         On September 5, 1996, Host Funding, Inc. (the "Registrant" or "Company" or "Host Funding") formed CrossHost, Inc., a Maryland corporation ("CrossHost"), as a wholly-owned, special purpose subsidiary of the Registrant. CrossHost was formed at the request of CS First Boston Mortgage Capital Corp. ("First Boston") as a condition to First Boston providing an acquisition and credit facility (the "Loan Facility") to CrossHost in the amount of $15,500,000. A significant portion of the proceeds from the Loan Facility was used by CrossHost to acquire three Sleep Inn Hotels located in Destin, Sarasota, and Tallahassee, Florida from Capital Circle Hotel Company ("Capital Circle") and one Sleep Inn Hotel located in Ocean Springs, Mississippi from Ocean Springs Hotel Company ("Ocean Springs") (collectively, the "Acquired Properties"). The effective closing dates for the purchase of the Acquired Properties from Capital Circle and Ocean Springs were September 13, 1996 and September 19, 1996, respectively. Effective as of the closing dates of the respective Acquired Properties, CrossHost also (i) leased each of the Acquired Properties to Crossroads Hospitality Tenant Company, L.L.C., a Delaware limited liability company ("Crossroads"), by separate Lease Agreements (the "Acquired Property Leases") and (ii) entered into a Master Agreement with Crossroads and Crossroads Hospitality Company, L.L.C., a Delaware limited liability company ("Crossroads Hospitality") (a subsidiary of Interstate Hotels, Inc, a Delaware Corporation, and parent company of Crossroads), relating to the Acquired Property Leases. None of Capital Circle, Ocean Springs, Crossroads, or Crossroads Hospitality is an affiliate of the Registrant or CrossHost.

         The Acquired Properties were acquired pursuant to the terms of a Post-Formation Acquisition Agreement dated April 22, 1996, amended by a First Amendment to Post-Formation Acquisition Agreement dated June 12, 1996 (as amended, the "Acquisition Agreement") by and between the Registrant and HMR Capital, LLC (f\k\a Host Acquisition Group, LLC) (the "Acquisition Company"). The Acquisition Company is an affiliate of Mr. Michael S. McNulty, a director and president of each of the Registrant and CrossHost, and Mr. Ian Gardner-Smith, a director and officer of CrossHost. Under the terms of the Acquisition Agreement, the Acquisition Company is responsible for the management, coordination, and supervision of the Registrant's acquisition of additional hotel properties. The Acquisition Company sought out the Acquired Properties and negotiated the terms of the acquisition. Management and the board of directors of each of the Registrant and CrossHost (including all independent directors) approved the purchase of the Acquired Properties.

         Pursuant to the terms of the Acquisition Agreement, the Acquisition Company is entitled to receive an acquisition fee of up to 6% of the gross purchase price of the Acquired Properties plus reimbursement of certain expenses (the "Acquired Properties Acquisition Fee"). The Acquired Properties Acquisition Fee is payable in cash or, at the option of the Acquisition Company, in the Class A Common Stock of the Registrant. The Registrant and the Acquisition Company agreed that the Acquired Properties Acquisition Fee earned by the Acquisition Company relating to the Acquired Properties was 42,000 shares of the Class A Common Stock of the Registrant valued at $10 per share and payable as of September 19, 1996 (the Ocean Springs closing date). The shares of Class A Common Stock received by the Acquisition Company in payment of the Acquired Properties Acquisition Fee will be restricted securities under the Securities Act of 1933 and subject to the resale provisions of Rule 144 promulgated under the Act. The last traded price of the stock of the Registrant on the American Stock Exchange on September 19, 1996 was $8.0625 per share. The Registrant has recorded the Acquired Properties Acquisition Fee on the Acquired Properties at the fair market value of the Class A Common Stock on September 19, 1996. The Acquired Properties Acquisition Fee (based upon a value of $10 and $8.0625 per share or $420,000 and $338,625, respectively) represents approximately 3.2% and 2.5%, respectively, of the gross purchase price totaling $13,285,000 excluding closing expenses of the Acquired Properties.

         As a further condition to obtaining the Loan Facility, First Boston required the Registrant to transfer to CrossHost the five Super 8 hotel properties owned by the Registrant. The five hotels represent all of the hotels owned by the Registrant and are located in Somerset, Kentucky; Rock Falls, Illinois; San Diego, California; Miner, Missouri; and Poplar Bluff, Missouri (collectively, the "Transferred Properties"). Simultaneously with the acquisition of the Acquired Properties located in Florida by CrossHost, the Registrant deeded the Transferred Properties to CrossHost in a tax free reorganization. In addition, the Registrant assigned to CrossHost the Lease Agreements and related Master Agreement pertaining to each of the Transferred Properties.

  The Registrant makes reference to Forms 8-K and 8-KA filed on September 30, 1996 and November 8, 1996 respectively, which include additional information with regard to the transactions described above and which should be read in accordance herewith.

         The Company declared a cash dividend of $0.2375 per share to stockholders of record November 1, 1996, payable November 15, 1996.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1996 and 1995:

         The Company did not acquire any assets until April 1, 1995. On that date the four Super 8 hotels located in Miner, Missouri; Poplar Bluff, Missouri; Rock Falls, Illinois; and Somerset, Kentucky were acquired by the Company which are collectively referred to as the "Initial Hotels". Further, on April 22, 1996, the Company completed an initial public stock offering of 500,000 common shares that raised net cash proceeds totaling $4,500,000 (the "Stock Offering"), and the Registrant acquired the assets of Mission Bay Super 8, Ltd., a California limited partnership ("Mission Bay"), the owner of a 117 room Super 8 Motel (the "Acquisition Hotel") located in San Diego, California, pursuant to an asset acquisition agreement. In addition, as described above, on September 13, 1996 and September 19, 1996 the Registrant completed the transaction resulting in the acquisition of the Acquired Properties. Therefore, comparisons of results of operations to the corresponding period of the previous year cannot be made.

         Occupancy and average room rates of 80% and $37.01 for the four Initial Hotels for the nine months ended September 30, 1996, occupancy and average room rates of 73% and $47.85 for the Acquisition Hotel (Mission Bay) from April 22 to September 30, 1996 and occupancy and average room rates of 56% and $42.75 for the four Acquired Properties for the period September 14 to 30, 1996 resulted in total sales including room of approximately $2,290,000, which generated lease revenues of $200,512 due from Inn Fund, LLC, a Delaware limited liability Company ("Inn Fund\Old Lessee") and $728,386 due from Crossroads for the nine months ended September 30, 1996.

         Interest income from a note received from All American Group, Ltd., a Delaware limited partnership ("AAG"), the principal shareholder of the Registrant, (the "Related Party Note"), which is included in Interest income - related parties, totaled $150,768 for the nine months ended September 30, 1996, which interest rate was at 10% until April 22, 1996, at which time it changed to 12% pursuant to the terms of the note. Interest income from the notes with the independent directors, which income is included in Interest income - related parties, totaled $9,277 for the period ending September 30, 1996.

         Based upon an accounting of Furniture, Fixtures and Equipment reserve expenditures made by Inn Fund\Old Lessee to April 22, 1996, Inn Fund\Old Lessee owed $77,941 to Host Funding, which has been included in revenue. This amount has been offset against an approximately equal net amount owed by Host Funding to affiliates of Mr. Guy E. Hatfield, a director and affiliate of the Company and member of Inn Fund\Old Lessee, through April 22, 1996.

         Interest expense incurred for the period January 1 to September 30, 1996 was a result of interest expense and loan fee amortization expense on long and short-term debt and notes payable resulting from the acquisition of the Initial Hotels in April 1995 and the execution of the Loan Facility in September 1996. In April 1996, long-term debt and notes payable for three of the Initial Hotels were paid off from proceeds from the Stock Offering in the amount of $3,190,000. On September 13, 1996, the Registrant borrowed $15,500,000 from the Loan Facility and paid off the remaining Initial Hotels debt of approximately $980,000 (see Recent Developments and Liquidity and Capital Resources). Interest expense for the nine months ended September 30, 1996 totaled $332,357, including $48,873 of loan fee amortization.

         Depreciation expense, which is included in depreciation and amortization, is calculated based upon the original historical cost of the Initial Hotels and the acquisition value of the Acquisition Hotel (Mission Bay) and the Acquired Properties over their estimated useful lives, totaled $158,342 for the nine months ended September 30, 1996. Franchise fee amortization, which is included in depreciation and amortization, is calculated based upon the original cost amortized over the life of the franchise agreement, which totaled $250 for the nine months ended September 30, 1996.


         Administrative expenses - related party totaling $60,000 per month, including $44,000 for April 1996, were due under a consulting agreement (the "Related Party Consulting Agreement") to AAG. The Related Party Consulting Agreement was terminated upon consummation of the Stock Offering on April 22, 1996. These fees are non-recurring.

         Administrative expenditures - other for the nine months ended September 30, 1996 include the 1995 audit fees of approximately $21,000, regular legal and accounting fees, which amounts are greater that will be expected in future quarters due to start-up costs, totaling approximately $79,000, stock transfer fees totaling approximately $25,000, and other administrative expenses totaling approximately $37,000. Of these expenditures, approximately $60,000 are non-recurring administrative expenses on an annualized basis.

         Advisory fees - related party are due under an Advisory Agreement with Host Funding Advisors, Inc., a Delaware corporation ( the "Advisor") entered into upon the close of the Stock Offering. In consideration for such services, Host Funding will compensate the Advisor in the amount of $30,000 per year.

         Effective January 1, 1996, the Company became responsible for property taxes under the Percentage Leases for the Initial Hotels. In addition, the Registrant is responsible for property taxes on the Acquisition Hotel and the Acquired Properties. Property tax expense, based upon local taxing authorities' assessment of the values of the Registrants real and personal property owned times the statutory rates in effect in the respective tax districts, totaled $71,403 for the nine months ended September 30, 1996.

         Amortization of unearned directors' compensation has been calculated based upon the terms of the independent directors notes.

         Net income per share and weighted average shares outstanding have been calculated based upon the daily average of the number of shares outstanding upon completion of the Stock Offering, the Mission Bay acquisition and those shares issued to the independent directors which date was April 22, 1996, plus the shares issued to the Acquisition Company on September 19, 1996 added to the AAG shares outstanding upon completion of the Stock Offering, which shares of AAG are considered to have been outstanding from the date of formation of Host Funding.


LIQUIDITY AND CAPITAL RESOURCES

         As described above in Recent Developments, CrossHost entered into a Loan Facility with First Boston in the amount of $15,500,000 on September 13, 1996. CrossHost immediately borrowed the entire funds available under the Loan Facility. The Loan Facility is payable interest only, monthly, at the LIBOR Rate plus 304.5 basis points (LIBOR Rate was 5.44% as of September 30, 1996), with a maturity date of October 1, 1997 at which time all unpaid interest plus principal are due. In addition, the Loan Facility, as a result of an engineering inspection, requires certain immediate capital expenditures that have been reserved from loan proceeds. Further, the Loan Facility requires escrows to be reserved for property taxes and capital expenditures.

         From the proceeds of the Loan Facility, CrossHost paid approximately $9,730,000 in cash to Capital Circle and approximately $3,555,000 in cash to Ocean Springs as consideration for the Acquired Properties plus closing expenses on the Acquired Properties in the approximate amount of $229,000. In addition, CrossHost used approximately $980,000 of the loan proceeds to pay in full the mortgage relating to the hotel property located in Rock Falls, Illinois. Further, proceeds from the Loan Facility were used by the Registrant and CrossHost for loan origination costs and other expenses relating to the acquisition of the Acquired Properties and the financing of the Transferred Properties in the approximate amount totaling $693,000, including related party loan fees of $232,500 and expense reimbursements of $20,000, which amount will be amortized over the term of the Loan Facility. In addition, CrossHost used approximately $60,000 of proceeds from the Loan Facility to acquire a ten (10) year Sleep Inn franchise with Choice Hotels, Inc, a nationally recognized hotel franchisor. Additional proceeds for the Loan Facility were escrowed in restricted cash accounts required under the Loan Facility to be used to pay property taxes in the approximate amount of $99,000 and for capital improvements in the approximate amount of $62,000. The remaining proceeds from the Loan Facility in the approximate amount of $92,000 are expected to be used for long-term advances due Crossroads under the Acquired Property Leases (see below) or capital expenditures relating to the Acquired Properties and the Transferred Properties or for working capital purposes. The Loan Facility is secured by liens on substantially all of the assets of CrossHost, including the Acquired Properties and the Transferred Properties.

         The term each of of the Acquired Property Leases is for a period of fifteen (15) years from the date of acquisition of each property (the "Commencement Date"). The Acquired Properties Leases have combined total annual base rentals of $1,417,500, plus percentage rentals ranging from 30% to 35% of year to date revenues less varying breakeven thresholds adjusted annually by defined percentages for each hotel. Rentals due CrossHost from Crossroads from the Commencement Date of the Acquired Property Leases until December 31, 1996 require only defined base rents. During the first four years after the Commencement Date, Crossroads will be entitled to accumulate a credit of 50% of base rent paid in excess of hotel cash flow, if any, as defined in the

Acquired Property Leases, for each of the Acquired Properties which may be applied towards future percentage rentals that may be due (the "Negative Base Rent"). Should no future percentage rental be due under the Acquired Property Leases during the lease terms, the Negative Base Rent will expire. No Negative Base Rent credit was outstanding as of September 30, 1996. The Acquired Property Leases generally require Crossroads to pay all operating expenses of the properties, including maintenance and insurance, while CrossHost is responsible for property taxes. In addition, CrossHost is required to set aside in a replacement reserve an amount equal to 4% of gross room revenue during years one (1) to four (4) and 6% of gross room revenue during years five
(5) and thereafter, to be used for capital expenditures which generally must be jointly approved by CrossHost and Crossroads. Further, should CrossHost decide to sell any of the properties leased to Crossroads under the Acquired Property Leases, Crossroads will be provided a 30 day right of first refusal to purchase such property at the price offered CrossHost by the third party. If Crossroads elects not to exercise its right of first refusal to acquire the properties and should CrossHost elect to terminate the lease, upon the consent of CrossHost, Crossroads and the buyer, Crossroads may be entitled to some portion of the sale proceeds based on a formula as provided in the applicable Acquired Property Lease. In Addition, CrossHost is required to provide a long-term advance of $30,000 per Acquired Property to Crossroads, subject to proration adjustments, to be used for working capital purposes which is due back to CrossHost at the end of the term of each Acquired Property Lease. As of September 30, 1996 CrossHost had not funded the long-term advances required under the Acquired Property Leases.

As described in Recent Developments, the Transferred Properties lease agreements with Crossroads were transferred to CrossHost on September 13, 1996 and amended on October 1, 1996 (the "Amended Transferred Property Leases"). The Amended Transferred Property Leases annual base rentals, effective after December 31, 1996, were increased $183,700 to $1,213,800. The annual base rentals are subject to possible additional increases annually beginning in calendar year 1998 and thereafter throughout the term of the Amended Transferred Property Leases based upon increases in average room rates, as defined in the Amended Transferred Property Leases, while percentage rentals due remained unchanged. Concurrent with the change in base rent due for each Amended Transferred Property Lease, the requirement for Crossroads to set aside in a replacement reserve $125 per room, per quarter, increased annually by inflation factors, was terminated. CrossHost is now required, under the Amended Transferred Property Leases effective October 1, 1996, to fund into a replacement reserve an amount equal to six percent (6%) of gross room revenue for the proceeding month, which amount to be expended for capital expenditures will require joint approval of CrossHost and Crossroads. All remaining significant terms of the Amended Transferred Property Leases remained the same, except as described above.

         The Registrant has no committed additional sources of external liquidity available, therefore the Company will rely on its internal cash flow to meet its liquidity needs. The Company's principal source of cash to meet its cash requirements, including distributions to Shareholders, is its share of the Company's cash flow from the Percentage Leases and interest income from the Related Party Note. Although, the obligations of Crossroads, as lessee, under the Percentage Leases are guaranteed in part by Crossroads Hospitality, the ability of Crossroads to make lease payments under the Percentage Leases, and therefore the Company's liquidity, including its ability to make distributions to shareholders, is dependent on the ability of Crossroads to generate sufficient cash flow from the Hotels.

         The Company has expended $402,539 of stock issuance costs through September 30, 1996 as a result of the completion of the Stock Offering and acquisition of Mission Bay. Included on the balance sheet in Accounts payable -stock issuance costs are an additional $2,478. Prior to the completion of the Stock Offering and Mission Bay acquisition, the Company had expended $100,000. Therefore, the stock issuance costs to complete the Stock Offering and Mission Bay acquisition totaled approximately $505,000, or approximately $80,000 more than originally contemplated.

         Other than debt service on the Loan Facility, the capital expenditures required under the Transferred or Acquired Properties leases with Crossroads or capital expenditures required under the Loan Facility, property taxes on the Registrants hotels,the long-term advances due Crossroads under the Acquired Property Leases, and the Internal Revenue Service tax requirements (the "Code") to make distributions to shareholders to maintain the Company's REIT status, the Company is not aware of any demands, commitments, events or uncertainties that will result or are likely to result in a change in the Company's liquidity.

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


SEASONALITY

         The Registrant's hotel operations are generally seasonal in nature based upon geographic locations. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue to the extent that is receives Percentage Rent. It is presently anticipated that the Company's cash flow from operation of the hotels is sufficient to enable it to make distributions at the estimated initial rate. To the extent that cash flow form operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize other cash on hand or borrowings to make such distributions. No assurance can be given, however, that the Company will make distributions in the future at the initially estimated rate, or at all.

                           PART II-OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

         None.

Item 2.  CHANGES IN SECURITIES.

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

Item 5.  OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

Exhibit Number   Description
--------------   -----------

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

   4.1           Form of Share Certificate (incorporated by reference to
                 Exhibit 4.1 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

   10.1 Contract of Purchase and Sale dated effective as of May 24, 1996 by and between Capital Circle Hotel Company, as Seller, and Host Funding, Inc. as Purchaser (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q filed August 14,
                 1996).

   10.2 Amendment to Contract of Purchase and Sale dated effective as of July 3, 1996 by and between Capital Circle Hotel Company, as Seller, and Host Funding, Inc., as Purchaser (incorporated by reference to Exhibit to 10.2 to Registrant's Form 10-Q filed August 14, 1996).

   10.3 Second Amendment to Contract of Purchase and Sale dated effective as of August 14, 1996 by and between Capital Circle Hotel Company, as Seller, and Host Funding, Inc., as Purchaser (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K filed September 30, 1996).

   10.4 Third Amendment to Contract of Purchase and Sale dated effective as of September 5, 1996 by and between Capital Circle Hotel Company, as Seller, and Host Funding, Inc., as Purchaser (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K filed September 30, 1996).

   10.5 Contract of Purchase and Sale dated effective as of May 24, 1996 by and between Ocean Springs Hotel Company, as Seller, and Host Funding, Inc., as Purchaser (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q filed August 14, 1996).

   10.6 Amendment to Contract of Purchase and Sale dated effective as of July 3,1996 by and between Ocean Springs Hotel Company, as Seller, and Host Funding, Inc., as Purchaser (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q filed August 14, 1996).

   10.7 Second Amendment to Contract of Purchase and Sale dated effective as of August 14, 1996 by and between Ocean Springs Hotel Company, as Seller, and Host Funding, Inc., as Purchaser (incorporated by reference to Exhibit 10.7 to Registrant's Form 8-K filed September 30, 1996).

     10.8 Third Amendment to Contract of Purchase and Sale dated effective as of September 5, 1996 by and between Ocean Springs Hotel Company, as Seller, and Host Funding, Inc., as Purchaser (incorporated by reference to Exhibit 10.8 filed September 30,
                1996).

     10.9 Assignment of Contract of Purchase and Sale dated effective as of September 13, 1996 by and between Host Funding, Inc., as Assignor, and CrossHost, Inc., as Assignee (Capital Circle) (incorporated by reference to Exhibit 10.9 to Registrant's Form 8-K filed on September 30, 1996).

     10.10 Assignment of Contract of Purchase and Sale dated effective as of September 13, 1996 by and between Host Funding, Inc., as Assignor, and CrossHost, Inc., as Assignee (Ocean Springs) (incorporated by reference to Exhibit 10.10 to Registrant's Form 8-K filed on September 30, 1996).

     10.11 Promissory Note dated September 13, 1996 from CrossHost, Inc., as Maker, and CS First Boston Mortgage Capital Corp., as
                Payee (incorporated by reference to Exhibit 10.11 to Registrant's Form 8-K filed on September 30, 1996).

     10.12 Mortgage and Security Agreement dated as of September 13, 1996 by and between CrossHost, Inc., as Mortgagor, and CS First Boston Mortgage Capital Corp., as Mortgagee (Destin,
                Florida). Mortgagor executed a separate Mortgage Agreement for each of the other Acquired Properties and the Transferred Properties located in the States of Florida, Kentucky and Illinois. The Mortgage Agreements are substantially similar except for the remedy provisions required under the laws of the state in which the hotel property is located in the event of a default by the Mortgagor (incorporated by reference to Exhibit 10.12 to Registrant's Form 8-K filed on September 30,
                1996).

     10.13 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of September 13, 1996 by and between CrossHost, Inc., as Grantor, and CS First Boston Mortgage Capital Corp., as Beneficiary (Ocean Springs, Mississippi). Grantor executed a separate Deed of Trust for each of the Transferred Properties located in the States of California and Missouri. The Deeds of Trust are substantially similar except for the remedy provisions required under the laws of the state in which the hotel property is located in the event of a default by the Grantor (incorporated by reference to Exhibit 10.13 to Registrant's Form 8-K filed on September 30, 1996).

  10.14 Lease Agreement dated September 6, 1996 by and between CrossHost, Inc., as Lessor, and Crossroads Hospitality Tenant Company, L.L.C., as Lessee (Ocean Springs, Mississippi). Lessor entered into a similar Lease Agreement for each of the Acquired Properties located in the State of Florida.(incorporated by reference to Exhibit 10.14 to Registrant's Form 8-K filed on September 30, 1996).

  10.15 Exhibits to Lease Agreement dated September 6, 1996 by and between CrossHost, Inc., as Lessor, and Crossroads
            Hospitality Tenant Company, L.L.C., as Lessee (Destin, Florida) (incorporated by reference to Exhibit 10.15 to Registrant's Form 8-K filed on September 30, 1996)

  10.16 Exhibits to Lease Agreement dated September 6, 1996 by and between Cross Host, Inc., as Lessor, and Crossroads
            Hospitality Tenant Company, L.L.C., as Lessee (Sarasota, Florida) (incorporated by reference to Exhibit 10.16 to Registrant's Form 8-K filed on September 30, 1996).

  10.17 Exhibits to Lease Agreement dated September 6, 1996 by and between CrossHost, Inc., as Lessor, and Crossroads
            Hospitality Tenant Company, L.L.C., as Lessee (Tallahassee, Florida) (incorporated by reference to Exhibit 10.17 to Registrant's Form 8-K filed on September 30, 1996).

  10.18 Master Agreement dated September 13, 1996 by and among CrossHost, Inc. and Crossroads Hospitality Tenant Company, L.L.C., and Crossroads Hospitality Company, L.L.C.
            (incorporated by reference to Exhibit 10.18 to Registrant's Form 8-K filed on September 30, 1996).

  10.19 Form of Percentage Leases (Super 8 Hotels) (incorporated by reference to Exhibit 10.1 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996) (incorporated by reference to Exhibit 10.19 to Registrant's Form 8-K file on September 30, 1996).

  10.20 Assignment and Assumption of Lease Agreement dated as of September 30, 1996 by and between Host Funding, Inc., as Assignor, and CrossHost, Inc., as Assignee (Rock Falls, Illinois). An identical Assignment and Assumption Agreement was executed by Assignor and Assignee for each of the Transferred Properties (incorporated by reference to Exhibit
            10.20 to Registrant's Form 8-K filed on September 30, 1996).

  10.21 Master Agreement dated as of April 1, 1996 by and among Host Funding, Inc. and Crossroads Hospitality Tenant Company, L.L.C., and Crossroads Hospitality Company, L.L.C. (Super 8 Hotels) (incorporated by reference to Exhibit 10.2 to Registrant's Amendment No. 8 to Form S-11 effective April 17,
            1996).

  10.22 Assignment and Assumption of Master Agreement dated as of September 13, 1996 by and between Host Funding, Inc., as Assignor, and CrossHost, Inc., as Assignee (Super 8 Hotels) (incorporated by reference to Exhibit 10.22 to Registrant's Form 8-K filed on September 30, 1996).

  10.23 Post-Formation Acquisition Agreement dated April 22, 1996 by and between Host Funding, Inc. and Host Acquisition Group, LLC(incorporated by reference to Exhibit 10.10 to Registrant's Amendment No.8 to Form S-11 effective April 17, 1996).

  10.24 First Amendment to Post-Formation Acquisition Agreement dated Effective June 12, 1996 by and between Host Funding, Inc. and Host Acquisition Group, LLC (incorporated by reference to
            Exhibit 10.8 to Registrant's Form 10-Q filed August 14,
            1996).

  10.25 First Amendment to Lease Agreement dated effective as of October 1, 1996 by and between Host Funding, Inc. and Crossroads Hospitality Tenant Company, L.L.C. (Poplar Bluff, Missouri) (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K/A filed November 8, 1996.


  10.26 First Amendment to Lease Agreement dated effective as of October 1, 1996 by and between Host Funding, Inc. and Crossroads Hospitality Tenant Company, L.L.C. (RockFalls, Illinois) (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K/A filed November 8, 1996.

  10.27 First Amendment to Lease Agreement dated effective as of October 1, 1996 by and between Host Funding, Inc. and Crossroads Hospitality Tenant Company, L.L.C. (Somerset, Kentucky) (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K/A filed November 8, 1996.

  10.28 First Amendment to Lease Agreement dated effective as of October 1, 1996 by and between Host Funding, Inc. and Crossroads Hospitality Tenant Company, L.L.C. (Miner, Missouri) (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K/A filed November 8, 1996.

  10.29 First Amendment to Lease Agreement dated effective as of October 1, 1996 by and between Host Funding, Inc. and Crossroads Hospitality Tenant Company, L.L.C. (San Diego, California) (incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K/A filed November 8, 1996.

  27.       Financial Data Schedule.


  (b) Reports on Form 8-K.

The Registrant filed Reports on Form 8-K and Form 8K\A on September 30, 1996 and November 8, 1996, respectively. The Reports related to (i) the acquisition by CrossHost, Inc., a wholly-owned subsidiary of the Registrant ("CrossHost"), of four Sleep Inn hotel properties located in the states of Florida and Mississippi (the "Acquired Properties") and (ii) the transfer of five Super 8 Hotels owned by the Registrant to CrossHost in a tax-free exchange. The Registrant did not file any financial statements in connection with the Form 8-K filing. The Registrant filed the financial statements of the Acquired Properties required by Rule 3-14 of Regulation S-X and the pro forma condensed financial statements of the Registrant in accordance with Article 11 of Regulation S-X in connection with the 8K-A filing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacity as the Registrant's Chief Financial and Accounting Officer.


Dated: November 12, 1996                HOST FUNDING, INC.


                                        /s/  Michael S. McNulty
                                        --------------------------------------
                                        By: Michael S. McNulty
                                        Its:  President
                                              Chief Executive Officer
                                              Chief Financial and Accounting
                                                Officer

                               INDEX TO EXHIBITS

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

4.1 Form of Share Certificate (incorporated by reference to Exhibit 4.1 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

10.1 Contract of Purchase and Sale dated effective as of May 24, 1996 by and between Capital Circle Hotel Company, as Seller, and Host Funding, Inc. as Purchaser (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q filed August 14, 1996).

10.2 Amendment to Contract of Purchase and Sale dated effective as of July 3, 1996 by and between Capital Circle Hotel Company, as Seller, and Host Funding, Inc., as Purchaser (incorporated by reference to Exhibit to 10.2 to Registrant's Form 10-Q filed August 14, 1996).

10.3 Second Amendment to Contract of Purchase and Sale dated effective as of August 14, 1996 by and between Capital Circle Hotel Company, as Seller, and Host Funding, Inc., as Purchaser (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K filed September 30, 1996).

10.4 Third Amendment to Contract of Purchase and Sale dated effective as of September 5, 1996 by and between Capital Circle Hotel Company, as Seller, and Host Funding, Inc., as Purchaser (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K filed September 30, 1996).

10.5 Contract of Purchase and Sale dated effective as of May 24, 1996 by and between Ocean Springs Hotel Company, as Seller, and Host Funding,
        Inc., as Purchaser (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q filed August 14, 1996).

10.6 Amendment to Contract of Purchase and Sale dated effective as of July 3, 1996 by and between Ocean Springs Hotel Company, as Seller, and Host Funding, Inc., as Purchaser (incorporated by reference to Exhibit
        10.4 to Registrant's Form 10-Q filed August 14, 1996).

10.7 Second Amendment to Contract of Purchase and Sale dated effective as of August 14, 1996 by and between Ocean Springs Hotel Company, as Seller, and Host Funding, Inc., as Purchaser (incorporated by reference to Exhibit 10.7 to Registrant's Form 8-K filed September 30, 1996).

10.8 Third Amendment to Contract of Purchase and Sale dated effective as of September 5, 1996 by and between Ocean Springs Hotel Company, as Seller, and Host Funding, Inc., as Purchaser (incorporated by reference to Exhibit 10.8 filed September 30, 1996).

10.9 Assignment of Contract of Purchase and Sale dated effective as of September 13, 1996 by and between Host Funding, Inc., as Assignor, and CrossHost, Inc., as Assignee (Capital Circle)(incorporated by reference to Exhibit 10.9 to Registrant's Form 8-K filed on September 30, 1996).

10.10 Assignment of Contract of Purchase and Sale dated effective as of September 13, 1996 by and between Host Funding, Inc., as Assignor, and CrossHost, Inc., as Assignee (Ocean Springs)(incorporated by reference to Exhibit 10.10 to Registrant's Form 8-K filed on September 30,
        1996).

10.11 Promissory Note dated September 13, 1996 from CrossHost, Inc., as Maker, and CS First Boston Mortgage Capital Corp., as Payee (incorporated by reference to Exhibit 10.11 to Registrant's Form 8-K filed on September 30, 1996).

10.12 Mortgage and Security Agreement dated as of September 13, 1996 by and between CrossHost, Inc., as Mortgagor, and CS First Boston Mortgage Capital Corp., as Mortgagee (Destin, Florida). Mortgagor executed a separate Mortgage Agreement for each of the other Acquired Properties and the Transferred Properties located in the States of Florida, Kentucky and Illinois. The Mortgage Agreements are substantially similar except for the remedy provisions required under the laws of the state in which the hotel property is located in the event of a default by the Mortgagor (incorporated by reference to Exhibit 10.12 to Registrant's Form 8-K filed on September 30, 1996).

10.13 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of September 13, 1996 by and between CrossHost, Inc., as Grantor, and CS First Boston Mortgage Capital Corp., as Beneficiary (Ocean Springs, Mississippi). Grantor executed a separate Deed of Trust for each of the Transferred Properties located in the States of California and Missouri.The Deeds of Trust are substantially similar except for the remedy provisions required under the laws of the state in which the hotel property is located in the event of a default by the Grantor(incorporated by reference to Exhibit 10.13 to Registrant's Form 8-K filed on September 30, 1996).

10.14 Lease Agreement dated September 6, 1996 by and between CrossHost, Inc., as Lessor, and Crossroads Hospitality Tenant Company,L.L.C., as Lessee (Ocean Springs, Mississippi). Lessor entered into a similar Lease Agreement for each of the Acquired Properties located in the State of Florida.(incorporated by reference to Exhibit 10.14 to Registrant's Form 8-K filed on September 30, 1996).

10.15 Exhibits to Lease Agreement dated September 6, 1996 by and between CrossHost, Inc., as Lessor, and Crossroads Hospitality Tenant Company, L.L.C., as Lessee (Destin, Florida) (incorporated by reference to
        Exhibit 10.15 to Registrant's Form 8-K filed on September 30, 1996).

10.16 Exhibits to Lease Agreement dated September 6, 1996 by and between Cross Host, Inc., as Lessor, and Crossroads Hospitality Tenant Company, L.L.C., as Lessee (Sarasota, Florida) (incorporated by reference to
        Exhibit 10.16 to Registrant's Form 8-K filed on September 30, 1996).

10.17 Exhibits to Lease Agreement dated September 6, 1996 by and between CrossHost, Inc., as Lessor, and Crossroads Hospitality Tenant Company, L.L.C., as Lessee (Tallahassee, Florida) (incorporated by reference to
        Exhibit 10.17 to Registrant's Form 8-K filed on September 30, 1996).

10.18 Master Agreement dated September 13, 1996 by and among CrossHost, Inc. and Crossroads Hospitality Tenant Company, L.L.C., and Crossroads Hospitality Company, L.L.C.(incorporated by reference to Exhibit 10.18 to Registrant's Form 8-K filed on September 30, 1996).

10.19 Form of Percentage Leases (Super 8 Hotels) (incorporated by reference to Exhibit 10.1 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996) (incorporated by reference to Exhibit 10.19 to Registrant's Form 8-K file on September 30, 1996).

10.20 Assignment and Assumption of Lease Agreement dated as of September 30, 1996 by and between Host Funding, Inc., as Assignor, and CrossHost, Inc., as Assignee (Rock Falls, Illinois). An identical Assignment and Assumption Agreement was executed by Assignor and Assignee for each of the Transferred Properties (incorporated by reference to Exhibit 10.20 to Registrant's Form 8-K filed on September 30, 1996).

10.21 Master Agreement dated as of April 1, 1996 by and among Host Funding, Inc. and Crossroads Hospitality Tenant Company, L.L.C., and Crossroads Hospitality Company, L.L.C. (Super 8 Hotels) (incorporated by reference to Exhibit 10.2 to Registrant's Amendment No. 8 to Form S-11 effective April 17, 1996).

10.22   Assignment and Assumption of Master Agreement dated as of September
        13, 1996 by and between Host Funding, Inc., as Assignor, and CrossHost, Inc., as Assignee (Super 8 Hotels) (incorporated by reference to
        Exhibit 10.22 to Registrant's Form 8-K filed on September 30, 1996).

  10.23 Post-Formation Acquisition Agreement dated April 22, 1996 by and between Host Funding, Inc. and Host Acquisition Group, LLC (incorporated by reference to Exhibit 10.10 to Registrant's Amendment No.8 to Form S-11 effective April 17, 1996).

  10.24 First Amendment to Post-Formation Acquisition Agreement dated Effective June 12, 1996 by and between Host Funding, Inc. and Host Acquisition Group, LLC (incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q filed August 14, 1996).

  10.25 First Amendment to Lease Agreement dated effective as of October 1, 1996 by and between Host Funding, Inc. and Crossroads Hospitality Tenant Company, L.L.C. (Poplar Bluff, Missouri) (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K/A filed November 8, 1996.


  10.26 First Amendment to Lease Agreement dated effective as of October 1, 1996 by and between Host Funding, Inc. and Crossroads Hospitality Tenant Company, L.L.C. (RockFalls, Illinois) (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K/A filed November 8, 1996.

  10.27 First Amendment to Lease Agreement dated effective as of October 1, 1996 by and between Host Funding, Inc. and Crossroads Hospitality Tenant Company, L.L.C. (Somerset, Kentucky) (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K/A filed November 8, 1996.

  10.28 First Amendment to Lease Agreement dated effective as of October 1, 1996 by and between Host Funding, Inc. and Crossroads Hospitality Tenant Company, L.L.C. (Miner, Missouri) (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K/A filed November 8, 1996.

  10.29 First Amendment to Lease Agreement dated effective as of October 1, 1996 by and between Host Funding, Inc. and Crossroads Hospitality Tenant Company, L.L.C. (San Diego, California) (incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K/A filed November 8, 1996.

  27.       Financial Data Schedule.