Form 10-K405
period 1996-12-31
HOST FUNDING INC
filed 1997-03-31
CIK 945980

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                    to

                        Commission file number 1-14280

                              HOST FUNDING, INC.
              ---------------------------------------------------
              (Exact name of Company as specified in its charter)

            Maryland                              52-1907962
-------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)


6116 N. Central Expressway, Suite 1313, Dallas, Texas           75206
-----------------------------------------------------        ----------
      (Address of principal executive offices)               (Zip Code)

Company's telephone number, including area code             214-750-0760

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act.

                    Class A Common Stock - $0.01 Par Value
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained to, the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Company (totaling 789,999 shares) was $7,801,240 (based upon the closing bid of the Company's common stock on the AMEX on February 28, 1997 of $9.875 per share). The term affiliates is deemed, for this purpose only, to refer only to directors, officers and principal stockholders of the Company.

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Company's Class A Common Stock was 1,374,049 and Class B Common Stock 140,000 as of February 28, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE
Part III: Proxy Statement for the 1997 Annual Meeting of Stockholders to be held May 21, 1997.

                                    PART I

ITEM 1.  BUSINESS

OVERVIEW

   Host Funding, Inc. (the "Company") was incorporated in the State of
Maryland in December, 1994. The Company's Class A Common Stock began trading on the American Stock Exchange on April 22, 1996, the date of its initial public offering. The Company is a qualified real estate investment trust ("REIT") engaged in the business of acquiring high quality, limited-service hotels throughout the United States which are affiliated with national or regional hotel chains. On April 22, 1996 the Company in connection with the public offering of its Class A Common Stock commenced operations by acquiring five geographically diversified Super 8 Hotels located in Miner, Missouri, Popular Bluff, Missouri, Rock Falls, Illinois, Somerset, Kentucky and San Diego, California (the "Initial Hotels"). All five Initial Hotels are limited service hotels.

SUBSEQUENT ACQUISITIONS

   In September, 1996 the Company formed CrossHost, Inc., as a wholly-owned, special purpose subsidiary of the Company ("CrossHost"). CrossHost is a qualified REIT subsidiary incorporated under the laws of the State of Maryland. CrossHost was formed at the request of Credit Suisse First Boston Capital, LLC (previously known as First Boston Mortgage Capital Corp.)
("First Boston") as a condition to First Boston providing an acquisition and credit facility (the "Initial Loan Facility") to CrossHost in the amount of $15,500,000. CrossHost used a significant portion of the proceeds from the Initial Credit Facility to acquire Sleep Inn Hotels located in Destin,
Sarasota and Tallahassee, Florida and Ocean Springs, Mississippi (the
"Acquired Hotels"). As a further condition to obtaining the Initial Credit Facility, First Boston required the Company to transfer to CrossHost the Initial Hotels.

RECENT ACQUISITIONS

   In March, 1997 the Company formed Host Ventures, Inc., as a wholly-owned, special purpose subsidiary of the Company ("Host Ventures"). Host Ventures is a qualified REIT subsidiary incorporated under the laws of the State of Maryland. Host Ventures was formed at the request of First Boston as a condition to First Boston providing a revised credit facility which increased the Initial Loan Facility to $21,725,000 (the "Revised Credit Facility"). The Revised Credit Facility was allocated $8,725,000 to Host Ventures (the "Host Ventures Loan Facility") and $13,000,000 to CrossHost (the "CrossHost Loan Facility"). The proceeds from the Revised Credit Facility were used to refinance the Initial Loan Facility and for Host Ventures to acquire a Super 8 Hotel located in Flagstaff, Arizona (the "Flagstaff Super 8") for a gross purchase price of $5,125,000 excluding closing expenses. The effective closing date of the Flagstaff Super 8 was March 14, 1997. As a prerequisite to obtaining the Revised Credit Facility, First Boston also required CrossHost to transfer to Host Ventures the Sleep Inn Hotels owned by CrossHost and located in Ocean Springs, Mississippi and Sarasota, Florida.
As a result of the acquisition of the Flagstaff Super 8, the hotel property portfolio of the Company was increased to ten properties consisting of 767 rooms all of which are owned through CrossHost and Host Ventures. Of the hotel property portfolio, Host Ventures currently owns two Sleep Inn Hotels located in Ocean Springs, Mississippi and Sarasota, Florida and one Super 8 Hotel located in Flagstaff, Arizona (collectively, the "Host Ventures Properties"), and CrossHost currently owns the five Initial Hotels and two Sleep Inn Hotels located in Tallahassee,

Florida and Destin, Florida (collectively, the "CrossHost Properties"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments".

   The Host Ventures Loan is secured by the Host Ventures Properties and the CrossHost Loan is secured by the CrossHost Properties. The two loans are not cross-defaulted or cross-collateralized. The Company signed an Indemnity and Guaranty Agreement (the "Indemnity Agreement") relating to both the Host Ventures Loan Facility and the CrossHost Loan Facility. The Indemnity Agreement requires the Company (i) to indemnify First Boston in the event either CrossHost or Host Ventures is in breach of the non-personal liability "carve outs" typically found in securitized financing documentation such as the Revised Credit Facility; and (ii) to guaranty to First Boston full payment and performance of the obligations of CrossHost and Host Ventures in the event either entity enters into bankruptcy proceedings.

MANAGEMENT OF HOTELS

   Consistent with its status as a REIT, the Company is precluded from operating the hotel properties which it owns. Consequently, all of the hotel properties owned by CrossHost and Host Ventures, including the recently acquired Flagstaff Super 8, are leased by separate lease agreements to Crossroads Hospitality Tenant Company, LLC ("Crossroads"), as Lessee, and are further subject to a Master Agreement among the Company, Crossroads and Crossroads Hospitality Company, LLC ("Crossroads Hospitality"). See "Percentage Leases - Master Agreement." Crossroads was recently formed in 1995 as a Delaware limited liability company of which 75% of the voting interests are owned by Crossroads Hospitality. Each of Crossroads and Crossroads Hospitality is controlled by Interstate Hotels Corporation, a publicly held, nation wide operator and manager of hotel properties. Crossroads leases, manages and operates all of the hotel properties owned by the Company and does not lease, manage or operate any hotels other than those owned by the Company. See "Percentage Leases."

PERCENTAGE LEASES

     IN GENERAL

     Each hotel is separately leased by the Company to Crossroads under a Percentage Lease as amended from time to time. Each Percentage Lease contains the provisions described below, and the Company intends that future leases with respect to its hotel property investments will contain substantially similar provisions, although the Company's Board of Directors may, in its discretion, alter any of these provisions with respect to any particular lease, depending on the purchase price paid, economic conditions and other factors deemed relevant at the time, and consistent with maintaining the Company's status as a REIT under the Code.

     PERCENTAGE LEASE TERMS

     Each Percentage Lease has an initial term of not less than fifteen years, subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Leases (including, particularly, provisions relating to damage to hotels, condemnation of hotels, and termination on disposition of hotels).

     AMOUNTS PAYABLE UNDER THE PERCENTAGE LEASES

     During the term of each Percentage Lease, the Lessee is obligated to pay
(i) the Base Rent, (ii) the Percentage Rent, and (iii) other than the property taxes on the hotels (the Company is obligated to pay such property taxes), all taxes, assessments, ground rents, water, sewer or other rents and charges, excises, tax inspection, authorization or similar fees and all other governmental charges ( the "Impositions"), (iv) every fine, penalty, interest and cost for non-payment or late payment of Base Rent, Percentage Rent, or the Impositions (the "Additional Charges"). Base Rent accrues and is required to be paid monthly. Percentage Rent is based on percentages of room revenues for each of the hotels. Percentage Rent is due quarterly; however, the Lessee will not be in default for payment of Percentage Rent due in any quarter if the Lessee pays, within 30 days of the end of the quarter, the Percentage Rent due and unpaid with respect to such quarter. See "Properties-Hotels".

     MAINTENANCE, MODIFICATIONS AND CAPITAL EXPENDITURES

     Generally, the Lessee, at its expense, is required to maintain the hotels in good order and repair, except for ordinary wear and tear, and to make non-structural repairs, foreseen and unforeseen repairs, and ordinary repairs which may be necessary and appropriate to keep the hotels in good order and repair.

     The Lessee, at its expense and subject to approval by the Company, may make non-capital and capital additions, modifications or improvements to the hotels, provided that such action does not significantly alter the character or purposes of the hotels or significantly detract from the value or operating efficiencies of the hotels. All such alterations, replacements and improvements shall be subject to all the terms and provisions of the Percentage Leases and will become the property of the Company upon termination of the Percentage Leases. The Company owns substantially all personal property (other than inventory, linens and other nondepreciable personal property) not affixed to, or deemed a part of, the real estate or improvements thereon, except to the extent that ownership of such personal property would cause the Rents under a Percentage Lease not to qualify as "rents from real property" for REIT income test purposes.

     Under the Percentage Leases relating to the Initial Hotels, CrossHost is required to fund into a replacement reserve account (the "Reserve Account") an amount equal to six percent (6%) of gross room revenue for the preceding month. In addition, under the Percentage Leases relating to the Acquired Hotels and the Flagstaff Super 8, CrossHost or Host Ventures, as the case may be, is required to set aside in the Reserve Account an amount equal to four percent (4%) of gross room revenue during years one (1) to four (4) and 6% of gross room revenue during years five (5) and thereafter. Deposits in the Reserve Account are used to fund replacements of furniture, fixtures and equipment and for capital additions to the hotels. Expenditures from the Reserve Account generally must be jointly approved by CrossHost or Host Ventures, as the case may be, and Crossroads.

     INSURANCE AND PROPERTY TAXES

     The Company is responsible for paying the property taxes on the hotels. Any changes in the terms of the property taxes will be made pursuant to local tax statutes. The Lessee is required to pay for all insurance on the hotels, with extended coverage, including business interruption, casualty, comprehensive general public liability, workers' compensation and other insurance as described in the Percentage Leases, and must name the Company as the insured or an additional named insured.

     INDEMNIFICATION

     Under each of the Percentage Leases, the Lessee is obligated to indemnify, and is obligated to hold harmless, the Company from and against all liabilities, costs and expenses (including reasonable attorneys' fees and expenses) incurred by, imposed upon or asserted against the Company; provided, however, that such indemnification will not be construed to require the Lessee to indemnify the Company against the Company's own grossly negligent acts or omissions or willful misconduct.

     MASTER AGREEMENTS

     Crossroads and Crossroads Hospitality have entered into separate Master Agreements with the Company for the Super 8 Hotels and the Sleep Inn Hotels whereby Crossroads Hospitality secures certain obligations of Crossroads.
The obligations concern payment of termination fees if Crossroads voluntarily terminates more than one of the Percentage Leases in the first five years of each of the Percentage Leases and the payment of termination fees and/or rent in the event Crossroads defaults under any of the Percentage Leases. To secure the obligations of Crossroads under the Percentage Leases, Crossroads Hospitality has pledged as collateral pursuant to each Master Agreement 30,000 shares of the Company's Class A Common Stock (a total of 60,000 shares) acquired by Crossroads Hospitality in the Company's initial public offering to collateralize the payment of rent due under the Percentage Leases during the first three years of the lease terms. In addition, Crossroads has agreed under each Master Agreement to maintain a letter of credit after such three year period equal to annually calculated termination fees that would be due on the lease anniversary dates throughout the remaining terms of the Percentage Leases. After the first year, Crossroads Hospitality may substitute the letter of credit by guaranteeing the equivalent amounts required by the letter of credit and providing to the Company a copy of Crossroads Hospitality's audited financial statements which indicate a net worth of at least 2 1/2 times the value of the letter of credit, with at least 40% of the net worth in cash or cash equivalent assets. In addition, Crossroads Hospitality makes certain negative covenants concerning maintenance of its minimum net worth levels.

FRANCHISE AGREEMENTS

     All of the hotels are currently operated pursuant to franchise agreements (the "Franchise Agreements") with either Super 8 Hotels or Sleep Inn Hotels. The Company expects that a majority of any additional hotel properties it may acquire will also be subject to similar agreements. The Company believes that franchises (including hotel licenses) generally provide advantages to hotel operators through the use of advertising on a much broader scale than would be possible for an individual hotel or small group of hotels, nationally recognized brand names, nationally accessible reservations systems, technical and business assistance to the individual franchisee and substantial buying power over approved suppliers.

     The Franchise Agreements generally require the franchisee, which responsibility for payment of fees has been assigned to the Lessee under the Percentage Leases, to pay a monthly royalty fee based on gross sales and to pay various other marketing fees associated with certain marketing or advertising and centralized reservation service funds, usually based on gross sales.
Such fees may vary between individual hotels within a franchise system based on the type of marks, restaurants or other aspects of the franchise system used.

     The Franchise Agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by the franchisors to maintain uniformity in the system created by each such franchisor. Such standards generally regulate the hours of operation, maintenance, appearance and cleanliness, quality and type of goods and services offered, signage, protection of marks and advancement of marks. Compliance with such standards could require significant expenditures by the lessee of the hotel for capital improvements. Any such improvements could increase the value of the applicable hotel to the benefit of the Company.

     Ongoing training costs, requirements to purchase only from approved suppliers, financial reporting requirements, insurance requirements and various covenants not to compete imposed upon the franchisee are other common terms in the Franchise Agreements. Such financial reporting requirements often stipulate the maintenance of books and records, the monthly reporting of sales and other operating data, quarterly or semi-annual unaudited financial statements and, in some cases, annual financial statements audited by an independent certified public accountant. Required insurance usually must cover both the franchisor and franchisee with respect to certain specified liabilities, must fall within certain approved coverage limits and be written by an approved insurance company. Covenants not to compete include prohibitions against engaging in a similar business within a certain geographical area, hiring employees away from the franchisor or other unrelated franchisees or otherwise diverting business from other franchisees.

     The Franchise Agreements generally require the consent of the franchisor to a transfer of an interest in the applicable franchise, and both the consent of the franchisor and the execution of a new franchise agreement in the event of a transfer of all or a controlling portion of the franchisee under the relevant Franchise Agreement.

GROWTH STRATEGY

     The Company's growth strategy is to increase cash flow and enhance shareholder value by acquiring additional existing hotels that meet the Company's investment criteria and by participating, through the Percentage Leases, in revenue growth at its hotels. Currently, the Company intends to focus its acquisition strategy primarily upon the acquisition of additional limited service hotels in the Midwest, Southwest and Southeast areas of the United States, and its internal growth strategy will focus primarily upon improvements in occupancy and ADR. Based upon recent increases in occupancy, ADR and REVPAR of all U.S. hotels, management of the Company believes that the U.S. lodging industry is recovering from a period of low profitability resulting from high levels of debt, economic recession and an over-supply of hotel rooms. As a result, management expects the Company to have opportunities to acquire additional established limited service hotels at attractive prices because of such factors.

     The Company intends to consider investments in hotel properties of the types described above that meet one or more of the following criteria: (i) properties in markets with projected growth potential; (ii) properties which may be under-performing due to poor management, weak franchise affiliation or a need for renovation; (iii) properties with relatively stable operating histories; and (iv) properties with attractive purchase prices. Although the Company presently anticipates that additional investments in hotel properties will be made through the Company, additional investments also may be made indirectly by other entities controlled by the Company. Such investments may be financed, in whole or in part, from borrowings, the balance of the net proceeds from future offerings, if any, subsequent issuances of Common Stock or other securities or from cash flow. However, because the Company must distribute annually at least 95% of its taxable net income to maintain its REIT status, cash flow available for investment may be limited.

ENVIRONMENTAL MATTERS

     Under various federal, state and local environmental laws, ordinances, regulations and common law, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws, ordinances and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances and the liability under such laws, ordinances and regulations has been interpreted to be strict, joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the market value of the property, as well as, the owner's ability to sell or lease the real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. In addition, certain environmental laws and common law principles govern the responsibility for the removal, encapsulation or disturbance of ACMs when these ACMs are in poor condition or when a property with ACMs is undergoing remodeling, renovation or demolition. Such laws and common law principles could also be used to impose liability upon owners or operators of real properties for release of ACMs that cause personal injury or other damage. The policy of the Company is to obtain a Phase I environmental assessment report for each of the hotels owned by the Company, prepared by an independent environmental consultant.

    Certain of the hotels owned by the Company are located on, adjacent to or in the vicinity of properties (including gasoline stations) that contain or have contained storage tanks or that have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous substances into the soil or groundwater. Although there can be no assurance that petroleum products from such properties or other hazardous substances have not been released or have not migrated, or in the future will not be released or will not migrate into such hotels, the Company is not aware of any such releases or migrations. The Company does not believe that it will have any material liability as a result of such activities; however, there can be no assurance that the Company will not incur future environmental liabilities arising out of such activities or that any such liability would not have a material adverse effect on the future financial condition or results of operations of the Company.

    The Company is not aware of any environmental condition with respect to the hotels owned by the Company that could have had a material adverse effect on the Company's financial condition or results of operations. No assurances can be given, however, that (i) environmental assessments undertaken with respect to the hotels have revealed all potential environmental liabilities,
(ii) any prior owner or operator of the real property on which the hotels are located did not create any material environmental condition not known to the Company, or (iii) a material environmental condition does not otherwise exist as to any one or more hotels. Pursuant to the Percentage Leases, the Lessee has agreed to comply with applicable environmental regulations. However, in the event that the Company is held liable for costs and expenses in connection with a site clean-up or in connection with ACMs, and the Company is unable to enforce or obtain recoveries under the indemnity provisions of the Percentage Leases such costs and expenses could have a material effect on the Company's ability to make distributions to its shareholders.

EMPLOYEES

     As of December 31, 1996, the Company was an externally-advised real estate investment trust and had no compensated employees for the calendar year. Effective January 31, 1997, the Company terminated the advisory agreement with its external advisory company and became self-administered. As a result of such termination, the Company entered into employment agreements with three of its executive officers. See "Certain Relationships and Related Transactions."

COMPETITION

The hotel industry is highly competitive. All of the hotels owned by the Company are located in developed areas and experience competition primarily from other similarly priced hotels within their immediate vicinity. In addition, each hotel competes with other hotel properties in its particular geographic market. The number of competitive hotel properties in a particular market or geograhic area could have a material and adverse affect on the rental market for the room units at each hotel and the rates which may be charged for such room units. The hotels must also compete for occupants with new hotels in the area.

    In addition, when the Company seeks to acquire hotel properties, the Company will be competing for investment opportunities with entities which have substantially greater financial resources than the Company. Competition may generally reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell. Further, the Company anticipates that competition from entities organized for purposes substantially similar to the Company's objectives will increase significantly over time.

SEASONALITY OF THE HOTEL BUSINESS

    The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. All of the hotels owned by the Company typically reflect the effects of this industry seasonality. This seasonality can be expected to cause significant quarterly fluctuations in the Company's lease revenues.
See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Seasonality."

REGULATORY MATTERS

      GENERAL

      Hotel properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities, such as swimming pools, activity centers and other common areas. Based on its inspection and evaluation of the hotels, the Company believes that each hotel has the necessary permits and approvals required to enable Crossroads to operate and manage the hotels in the manner contemplated by the Percentage Leases.

     AMERICANS WITH DISABILITIES ACT

     The hotel properties must comply with Title III of the Americans with Disabilities Act "ADA" to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Under the public accommodations provisions of the ADA, the Company as owner of the hotel properties, will be obligated to reasonably accommodate the patrons of the hotel properties who have physical, mental or other disabilities. This will include the obligation to remove architectural and communication barriers at the hotel properties when doing so is "readily achievable". In addition, under the commercial facilities provisions of the ADA, the Company will be obligated to ensure that alterations to the hotel properties made after January 26, 1992, conform to the specific requirements of the ADA implementing regulations. Noncompliance could result in the imposition of fines, injunctive relief, and an award of damages and attorneys' fees. The Lessee generally is obligated to remedy any ADA compliance matters pursuant to the Percentage Leases. However, if required changes were to involve significant expenditures, the ability of the Lessee to pay rent could be adversely affected which in turn could adversely affect the Company's ability to make distributions to its shareholders. Currently, the Company believes that all hotels owned by the Company are in compliance with the ADA in all material respects.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are located at 6116 N. Central Expressway, Suite 1313, Dallas, Texas. In addition, the Company owns through CrossHost and Host Ventures ten properties located in seven states and consisting of 767 rooms. Set forth in the chart below is certain information relating to all of the hotel properties owned by CrossHost and Host Ventures, excluding the newly acquired Flagstaff Super 8.

                                                                                 Gross Revenues
                                                                                 For the 12         Annual          Year
                               Annual Percentage                                 Months Ended       Base            Acquired/
                    Rooms      Rent Formula (Year to Date)                       12-31-96           Rent ****       Built
                    -----      -----------------                                 --------------     ---------       --------
INITIAL HOTELS

Minor, Missouri      63        35% YTD Revenues over initial Break-Even
                               Threshold of $660,000* on first $200,000 over
                               Break-Even Threshold, and 40% thereafter, less
                               Percentage Rent previously paid YTD.               $  727,000        $  296,800       1995/85

Poplar Bluff,        63        35% YTD Revenues over initial Break-Even
 Missouri                      Threshold of $550,000* on first $100,000 over
                               Break-Even Threshold, and 37% thereafter, less
                               Percentage Rent previously paid YTD.               $  655,000        $  233,500       1995/85

Rock Falls,          63        28.75% YTD Revenues over initial Break-Even
 Illinois                      Threshold of $580,000** on first $200,000 over
                               Break-Even Threshold, and 35% thereafter, less
                               Percentage Rent previously paid YTD.               $  676,000        $  232,000       1995/85

Somerset,            63        32% YTD Revenues over initial Break-Even
 Kentucky                      Threshold of $410,000*** on first $200,000
                               over Break-Even Threshold, and 35% thereafter,
                               less Percentage Rent previously paid YTD.          $  538,000        $  143,800       1995/85

Mission Bay,        118        30% YTD Revenues over initial Break-Even
 California                    Threshold of $1,050,000** on first $100,000
                               over Break-Even Threshold, and 40% thereafter,
                               less Percentage Rent previously paid YTD.          $1,236,000        $  308,000       1996/87

ACQUIRED HOTELS

Tallahassee,         78        30% YTD Revenues over initial Break-Even
 Florida                       Threshold of $727,000 on first $300,000 over
(9-13-96)                      Break-Even Threshold, and 35% thereafter,
                               less Percentage Rent previously paid YTD.          $  969,000        $  277,300       1996/94

Destin, Florida      78        30% YTD Revenues over initial Break-Even
(9-13-96)                      Threshold of $850,500 on first $350,000 over
                               Break-Even Threshold, and 35% thereafter,
                               less Percentage Rent previously paid YTD.          $1,171,000        $  437.500       1996/92

Ocean Springs,       82        30% YTD Revenues over initial Break-Even
 Mississippi                   Threshold of $788,400 on first $350,000 over
(9-13-96)                      Break-Even Threshold, and 35% thereafter,
                               less Percentage Rent previously paid YTD.          $  951,000        $  388,900       1996/95

Sarasota, Florida    80        30% YTD Revenues over initial Break-Even
(9-13-96)                      Threshold of $802,800 on first $300,000 over
                               Break-Even Threshold, and 35% thereafter,
                               less Percentage Rent previously paid YTD.          $  933,000        $  313,800       1996/93

Consolidated Total for Hotels                                                     $7,856,000        $2,631,600

---------------------
*    Break-Even Threshold increases by 2% per year
**   Break-Even Threshold increases by 3% per year
***  Break-Even Threshold remains constant
**** Base Rent Effective 12/31/96

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Class A Common Stock trades and is reported on the American Stock Exchange ("AMEX") under the symbol "HFD". The Class A Common Stock began trading on April 22, 1996, the date of its initial public offering. The initial public offering price of the Class A Common Stock was $10.00 per share. The Company also has 140,000 shares of Class B Common Stock issued and outstanding. There is no public trading market for the Class B Common Stock. On January 31, 1997, all 140,000 shares of the Company's issued and outstanding Class C Common Stock was converted to Class A Common Stock on a one for one basis. The shares of Class A Common Stock issued upon conversion are "restricted securities" under the Securities Act of 1933.
No shares of Class C Common Stock remain issued and outstanding.

     The following table shows the range of high and low bid prices of the Company's Class A Common Stock from the date on which the Class A Common Stock began trading through December 31, 1996 as reported through AMEX. These quotations represent prices between dealers without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                             1996
                                             ----
                                        High        Low
                                        ----        ---

April 22, 1996 to June 30, 1996         9          7 7/8
Third Quarter                           8 5/8      7 5/8
Fourth Quarter                          8 3/4      7 3/8

     At February 28, 1997, there were approximately 1,100 shareholders of record of the Company's Common Stock and the closing bid price was $9.875.

     The Company declared dividends of $0.2275 per share on August 1, 1996, $0.2375 per share on November 1, 1996, and $0.24 per share on February 4, 1997. The Company intends to continue to make comparable dividend payments to its shareholders on a regular quarterly basis in the future.

ITEM 6.  SELECTED FINANCIAL DATA

     Host Funding, Inc. was formed December 22, 1994 and was inactive from inception until March 31, 1995.

                                     YEAR ENDED         NINE MONTHS ENDED
                                  DECEMBER 31, 1996     DECEMBER 31, 1995
                                  -----------------     ------------------

REVENUES                             $ 1,768,783            $   942,343

LOSS BEFORE INCOME TAXES             $  (149,276)           $   (31,217)

NET LOSS                             $  (149,276)           $   (28,217)

NET LOSS PER COMMON SHARE            $     (0.12)           $     (0.04)

DISTRIBUTIONS PER COMMON SHARE:
  CLASS A                            $     0.465                      -
  CLASS B                                      -                      -
  CLASS C                                      -                      -

TOTAL ASSETS                         $20,435,575            $ 2,694,694

LONG-TERM OBLIGATIONS
  (Including current portion)        $15,500,000            $ 4,230,565


SHAREHOLDERS' EQUITY (DEFICIT)       $ 4,703,395            $(2,064,834)

WEIGHTED AVERAGE NUMBER OF COMMON
    AND COMMON EQUIVALENT
    SHARES OUTSTANDING                 1,244,668               690,000


See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning the Company's financial performance.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     On February 3, 1997, the Company entered into an Agreement (the "Agreement") with HMR Capital, LLC, a Delaware limited liability company ("the Acquisition Company"), and Host Funding Advisors, Inc., a Delaware corporation, (the "Advisor"), whereby the Acquisition Company and Company agreed to restate and amend the Acquisition Agreement between the parties (the "Acquisition Agreement") and the Advisor and the Company terminated the Advisory Agreement between the parties ("Advisory Agreement"). See "Certain Relationships and Related Transactions". The Acquisition Agreement provides for the Acquisition Company to be responsible for the management, coordination and supervision of the Company's acquisition of hotel properties and was amended to allow cancellation with thirty (30) days written notice from either party. The Advisory Agreement allowed the Advisor to provide information, advice, assistance and facilities to the Company and was terminated effective January 31, 1997 to allow the Company to become self-administered. As compensation to the Acquisition Company for restating and amending the Acquisition Agreements, the Company has agreed to issue 225,000 Series A Warrants (the "Series A Warrants") and 225,000 Series B Warrants (the "Series B Warrants") to the Acquisition Company.

As compensation to the Advisory for termination of the Advisory Agreement by the Company, the Company paid the Advisors $30,000 on February 14, 1997.

     The Series A Warrants provide warrants to purchase 225,000 shares of the Company's Class A Common Stock, $0.01 par value per share, at $9.90 per share, and expire on February 2, 2000. The Series B Warrants provide warrants to purchase 225,000 shares of the Company's Class A Common Stock, $0.01 par value per share, at $10.80 per share, and expire on February 2, 2001.

    The Company has entered into Employment Agreements (the "Employment Agreements") with William Birdsall, Chairman of the Board; Michael S. McNulty, President; and Bona K. Allen, Chief Financial Officer, for a term of three years from February 1997. The Employment Agreements provide for base salaries of $291,000 with a minimum bonus of 15% up to a maximum of 50%, based upon a prescribed formula in the Employment Agreements, of base compensation in the first year. The Employment Agreements also provide for base salary increases based upon prescribed increases in the Company's asset size. The Employment Agreements are terminable by the Company, for cause, upon thirty (30) days written notice, or upon death or disability, with severance payments due the employees ranging from nothing to two years of current base salary then in effect.

     On March 5, 1997, Host Funding formed Host Ventures, Inc., a Maryland corporation ("Host Ventures"), as a wholly-owned, special purpose subsidiary of the Company. Host Ventures was formed at the request of Credit Suisse First Boston Mortgage Capital, LLC ("First Boston") as a condition to First Boston revising the existing $15,500,000 Initial Credit Facility (the "Initial Credit Facility") with CrossHost, Inc., a Maryland corporation ("CrossHost"), formed on September 5, 1996 as a wholly-owned, special purpose subsidiary of the Company. First Boston refinanced the Initial Credit Facility at a reduced amount of $13,000,000 (the "CrossHost Loan Facility") and provided an acquisition and credit facility to Host Ventures in the amount of $8,725,000 (the "Host Ventures Loan Facility"). A significant portion of the proceeds from the Host Ventures Loan Facility was used by Host Ventures to acquire a 90 room Super 8 Hotel in Flagstaff, Arizona (the "Flagstaff Super 8") from Teachers Retirement System of the State of Illinois ("Teachers") and to pay down the Initial Credit Facility. The effective closing date for the purchase of the Flagstaff Super 8 was March 14, 1997. Effective as of the closing date of the Flagstaff Super 8, Host Ventures also leased the Flagstaff Super 8 to Crossroads Hospitality Tenant Company, L.L.C., a Delaware limited liability company ("Crossroads") See "Liquidity and Capital Resources".

     The Flagstaff Super 8 was acquired pursuant to the terms of the Restated and Amended Post-Formation Acquisition Agreement dated February 3, 1997, (as amended, the "Acquisition Agreement") by and between the Company and HMR Capital, LLC (f\k\a Host Acquisition Group, LLC) (the "Acquisition Company"). The Acquisition Company is an affiliate of Mr. Michael S. McNulty, a director and president of each of the Company, CrossHost and Host Ventures. Under the terms of the Acquisition Agreement, the Acquisition Company is responsible for the management, coordination, and supervision of the Company's acquisition of additional hotel properties. The Acquisition Company sought out the Flagstaff Super 8 and negotiated the terms of the acquisition. Management and the board of directors of each of the Company and Host Ventures (including all independent directors) approved the purchase of the Flagstaff Super 8.

     Pursuant to the terms of the Acquisition Agreement, the Acquisition Company is entitled to receive an acquisition fee of up to 6%, but not less than 2% of the gross purchase price of the Flagstaff Super 8 plus reimbursement of certain expenses (the "Acquired Property Acquisition Fee"). The Acquired Property Acquisition Fee is payable in cash or, at the option of the Acquisition
Company, in the Class A Common Stock of the Company. The Company and the Acquisition Company agreed that the Acquired Property Acquisition Fee earned by the Acquisition Company relating to the Flagstaff Super 8 was 16,000 shares of the Class A Common Stock of the Company valued at $10 per share and payable as of March 31, 1997. The shares of Class A Common Stock received by the Acquisition Company in payment of the Acquired Property Acquisition Fee will be restricted securities under the Securities Act of 1933 and subject to the resale provisions of Rule 144 promulgated under the Act. The last traded price of the stock of the Company on the American Stock Exchange on March 14, 1997 was $9.50 per share. The Company will record the Acquired Property Acquisition Fee on the Flagstaff Super 8 at the fair market value of the Class A Common Stock on March 14, 1997. The Acquired Property Acquisition
Fee (based upon a value of $10 and $9.50 per share or $160,000 and $152,000, respectively) represents approximately 3.1% and 3.0%, respectively, of the gross purchase price totaling $5,125,000 excluding closing expenses of the Flagstaff Super 8.

     Hotel Mortgage Resources Corp., an affiliate of Michael S. McNulty, president and a director of each of the Company, CrossHost and Host Ventures, received a loan origination fee of $84,907 relating to the financing provided by First Boston for the acquisition of the Flagstaff Super 8.

     As a further condition to obtaining the Host Ventures Loan, First Boston required the Company to transfer to Host Ventures two Sleep Inn properties owned by the Company. The two Sleep Inns are located in Sarasota, Florida and Ocean Springs, Mississippi (collectively, the "Transferred Sleep Inns"). Simultaneously with the acquisition of the Flagstaff Super 8, CrossHost deeded the Transferred Sleep Inns to Host Ventures in a tax free reorganization. In addition, the Company assigned to Host Ventures the lease agreements with Crossroads pertaining to each of the Transferred Sleep Inns.

     The Company declared a cash dividend of $0.24 per share to stockholders of record on February 4, 1997, which was payable February 18, 1997.

     The Company, as a requirement under the Internal Revenue Code (the "Code") to elect REIT status, must have no more than five (5) shareholders, who own no more than 50% of common stock, common stock equivalents, or other forms of equity outstanding. The Company has not met this requirement as of December 31, 1996. Under the Code, the Company is allowed a six month exemption until June 30, 1997 to meet the requirement. While management at the Company intends to meet the Code requirements, no assurance can be given that REIT status will be maintained, which could result in the Company being taxed as a C corporation.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995:

     The Company did not acquire any assets until April 1, 1995. On that date the four Super 8 hotels located in Miner, Missouri; Poplar Bluff, Missouri; Rock Falls, Illinois; and Somerset, Kentucky were acquired by the Company which are collectively referred to as the "Initial Hotels". Further, on April 22, 1996, the Company completed an initial public stock offering of 500,000 common shares that raised net cash proceeds totaling $4,500,000 (the "Stock Offering"), and the Company acquired the assets of Mission Bay Super 8, Ltd., a California limited partnership ("Mission Bay"), the owner of a 117 room Super 8 Motel (the "Acquisition Hotel") located in San Diego, California, pursuant to an asset acquisition agreement. In addition, on September 13, 1996 and September 19, 1996 the Company completed the transaction resulting in the acquisition of three Sleep

Inn Hotels located in Destin, Sarasota, and Tallahassee, Florida from Capital Circle Hotel Company ("Capital Circle") and one Sleep Inn Hotel located in Ocean Springs, Mississippi from Ocean Springs Hotel Company ("Ocean Springs") (collectively, the "Acquired Properties"). Therefore, comparisons of results of operations to the corresponding period of the previous year cannot be made.

     Occupancy, average room rates, and revenue per available room of 73%, $37.42, and $27.18 for the four Initial Hotels for the year ended December 31, 1996, occupancy, average room rates, and revenue per available room of 64%, $45.99, and $29.32 for the Acquisition Hotel from April 22 to December 31, 1996 and occupancy, average room rates, and revenue per available room of 54%, $46.67, and $25.30 for the four Acquired Properties for the period September 14 to December 31, 1996 resulted in total sales, including room sales of approximately $4,385,000. These total sales generated base and percentage lease revenues of $200,512 from Inn Fund, LLC, a Delaware limited liability Company ("Inn Fund\Old Lessee") for the period January 1 to March 31, 1996 and $1,262,165 from Crossroads for the period April 1 to December 31, 1996.

     Interest income from a note received from All American Group, Ltd., a Delaware limited partnership ("AAG"), the principal shareholder of the Company, (the "Related Party Note"), which is included in Interest income - related parties, totaled $204,939 for the year ended December 31, 1996, which interest rate was at 10% until April 22, 1996, at which time it changed to 12% pursuant to the terms of the note. Interest income from the notes with the independent directors, which income is included in Interest income - related parties, totaled $14,528 for the period ending December 31, 1996.

     Based upon an accounting of Furniture, Fixtures and Equipment reserve expenditures made by Inn Fund\Old Lessee to April 22, 1996, Inn Fund\Old Lessee owed $77,941 to Host Funding, which has been included in lease revenue
- related party. This amount has been offset against an approximately equal net amount owed by Host Funding to affiliates of Mr. Guy E. Hatfield, a director and affiliate of the Company and member of Inn Fund\Old Lessee, through April 22, 1996.

     Interest expense incurred for the period January 1 to December 31, 1996 were a result of interest expense and loan fee amortization expense on long and short-term debt and notes payable resulting from the acquisition of the Initial Hotels in April 1995 and the execution of the Loan Facility in September 1996. In April 1996, long-term debt and notes payable for three of the Initial Hotels were paid off from proceeds from the Stock Offering in the amount of $3,190,000. On September 13, 1996, the Company borrowed $15,500,000 from the Loan Facility and paid off the remaining Initial Hotels debt of approximately $980,000 (see Liquidity and Capital Resources). Interest expense for the year ended December 31, 1996 totaled $563,515, including $216,500 of loan fee amortization.

     Depreciation expense, which is included in depreciation and amortization, is calculated based upon the original historical cost of the Initial Hotels and the acquisition value of the Acquisition Hotel (Mission
Bay) and the Acquired Properties over their estimated useful lives, totaled $287,348 for the year ended December 31, 1996. Franchise fee amortization, which is included in depreciation and amortization, is calculated based upon the original cost amortized over the life of the franchise agreement, which totaled $1,750 for the year ended December 31, 1996.

     Administrative expenses - related party totaling $60,000 per month, including $44,000 for

April 1996, were due under a consulting agreement (the "Related Party Consulting Agreement") to AAG. The Related Party Consulting Agreement was terminated upon consummation of the Stock Offering on April 22, 1996. These fees are non-recurring.

     Administrative expenditures - other totaled $427,980 for the year ended December 31, 1996 including the 1995 audit fees of approximately $21,000 billed and paid in 1996, legal fees totaling $118,000 and accounting fees totaling $81,000, which amounts are greater than will be expected in future quarters due to start-up costs, stock transfer fees totaling approximately $41,000, Acquired Property lease transaction expenses totaling $45,000, expired loan application fees totaling $38,000, and other administrative expenses totaling approximately $84,000. Of these expenditures, approximately $185,000 are non-recurring administrative expenses on an annualized basis.

     Advisory fees - related party totaling $21,083 were due under an Advisory Agreement with Host Funding Advisors, Inc., a Delaware corporation (the "Advisor") entered into upon the close of the Stock Offering.

     Effective January 1, 1996, the Company became responsible for property taxes under the Percentage Leases for the Initial Hotels. In addition, the Company is responsible for property taxes on the Acquisition Hotel and the Acquired Properties. Property tax expense, based upon local taxing authorities' assessment of the values of the Company's real and personal property owned times the statutory rates in effect in the respective tax districts, totaled $138,675 for the year ended December 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     CrossHost entered into an Initial Loan Facility with First Boston in the amount of $15,500,000 on September 13, 1996. CrossHost immediately borrowed the entire funds available under the Loan Facility. The Loan Facility was payable interest only, monthly, at the LIBOR Rate plus 304.5 basis points (LIBOR Rate was 5.53906% as of December 31, 1996), with a maturity date of October 1, 1997 at which time all unpaid interest plus principal was due.

     On March 14, 1997, CrossHost and Host Ventures entered into the CrossHost Loan Facility totaling $13,000,000 and the Host Ventures Loan Facility totaling $8,725,000 whereby the Initial Credit Facility was repaid totaling $15,500,000, the Flagstaff Super 8 was acquired from Teachers for approximately $5,125,000, closing costs and other expenses of the CrossHost and Host Ventures Loan Facilities and of the Flagstaff Super 8 were incurred totaling approximately $757,000, with approximately $343,000 in remaining loan proceeds provided to the Company for working capital.

     The CrossHost Loan Facility is payable over twenty years in equal monthly installments of $120,838, including interest at a fixed rate of 9.46% per annum (the "Base Interest Rate") over the first ten years, with an increased fixed monthly payment the second ten years that fully amortizes remaining principle plus interest at an interest rate equal to the greater of 2% over the Base Interest Rate or 2% over the then-existing ten year U.S. Treasury Note rate, with a due date in March 2017.

     The Host Ventures Loan Facility is payable interest only, monthly, at the LIBOR Rate plus 350 basis points (LIBOR Rate was 5.4375% as of March 14, 1997), with a maturity date of April 1, 1999, at which time all unpaid interest plus principal are due.

     The term of the leases on the Acquired Properties, as amended on March 14, 1997 (the "Acquired Properties Leases"), are for a period of fifteen (15) years from the date of acquisition of each property (the "Commencement Date"). The Acquired Properties Leases have combined total annual base rentals of $1,417,500, plus percentage rentals ranging from 30% to 35% of year to date revenues less varying breakeven thresholds adjusted annually by defined percentages for each hotel. Rentals due CrossHost or Host Ventures from Crossroads from the Commencement Date of the Acquired Property Leases until December 31, 1996 require only defined base rents. During the first four years after the Commencement Date, Crossroads will be entitled to accumulate a credit of 50% of base rent paid in excess of hotel cash flow, if any, as defined in the Acquired Property Leases, for each of the Acquired Properties which may be applied towards future percentage rentals that may be due (the "Negative Base Rent"). Should no future percentage rental be due under the Acquired Property Leases during the lease terms, the Negative Base Rent will expire. No Negative Base Rent credit was outstanding as of December 31, 1996. The Acquired Property Leases generally require Crossroads to pay all operating expenses of the properties, including maintenance and insurance, while CrossHost and Host Ventures are responsible for property taxes. In addition, CrossHost or Host Ventures is required to set aside in a replacement reserve an amount equal to 4% of gross room revenue during years one (1) to four (4) and 6% of gross room revenue during years five (5) and thereafter, to be used for capital expenditures which generally must be jointly approved by CrossHost, Host Ventures and Crossroads. Further, should CrossHost or Host Ventures decide to sell any of the properties leased to Crossroads under the Acquired Property Leases, Crossroads will be provided a 30 day right of first refusal to purchase such property at the price offered CrossHost or Host Ventures by the third party. In addition, should Crossroads choose not to exercise their right of first refusal to acquire the properties and should CrossHost or Host Ventures elect to terminate the lease, upon CrossHost's, Host Venture's, Crossroads' and the buyer's consent, Crossroads may be entitled to some portion of the sale proceeds based on a formula as provided in the Acquired Property Leases. In Addition, CrossHost was required to provide a long-term advance of $30,000 per Acquired Property to Crossroads, subject to proration adjustments, to be used for working capital purposes which is due back to CrossHost or Host Ventures at the end of the term of each Acquired Property Lease.

     As a condition to obtaining the Initial Credit Facility, First Boston required the Company to transfer to CrossHost the five Super 8 hotel properties owned by the Company. The five hotels are located in Somerset, Kentucky; Rock Falls, Illinois; San Diego, California; Miner, Missouri; and Poplar Bluff, Missouri (collectively, the "Transferred Properties"). Simultaneously with the acquisition of the Acquired Properties located in Florida by CrossHost, the Company deeded the Transferred Properties to CrossHost in a tax free reorganization. In addition, the Company assigned to CrossHost the Lease Agreements and related Master Agreement pertaining to each of the Transferred Properties.

     The Transferred Properties lease agreements with Crossroads were transferred to CrossHost on September 13, 1996 and amended on October 1, 1996 and March 14,1997 (the "Amended Transferred Property Leases"). The Amended Transferred Property Leases annual base rentals, effective after October 1, 1996, were increased $183,700 to $1,213,800, subject to possible additional increases annually beginning in calendar 1998 and thereafter throughout the term of the Amended Transferred Property Leases based upon increases in average room rates, as defined in the Amended Transferred Property Leases, while percentage rentals due remained unchanged. Concurrent with the change in base rent due for each Amended Transferred Property Lease, the requirement for Crossroads to set aside in a replacement reserve $125 per room, per quarter, increased annually by inflation factors, was terminated. CrossHost is now required, under the Amended Transferred Property Leases effective October 1, 1996, to fund into a replacement reserve an amount equal to six percent (6%) of gross room revenue for the proceeding month, which amount to be expended for capital expenditures will require joint approval of CrossHost and Crossroads. All remaining significant terms of the Amended Transferred Property Leases remained the same, except as described above.

     The lease agreement between Crosshost and Host Ventures for the Flagstaff Super 8 (the "Flagstaff Lease Agreement") is for a term of fifteen (15) years from March 1997 and provides for annual base rentals of $505,000 plus percentage rentals of 32% or gross revenues less a breakeven level of $925,000, adjusted annually. Remaining terms of the Flagstaff Lease Agreement are similar to the Acquired Properties Leases.

     The Company has no committed additional sources of external liquidity available, therefore the Company will rely on its internal cash flow to meet its liquidity needs. The Company's principal source of cash to meet its cash requirements, including distributions to Shareholders, is its share of the Company's cash flow from the Percentage Leases and interest income from the Related Party Note. Although, the obligations of Crossroads, as lessee, under the Percentage Leases are guaranteed in part by Crossroads Hospitality Company, LLC, a Delaware limited liability company (a subsidiary of Interstate Hotels, Inc., a Delaware Corporation and parent company of Crossroads), the ability of Crossroads to make lease payments under the Percentage Leases, and therefore the Company's liquidity, including its ability to make distributions to shareholders, is dependent on the ability of Crossroads to generate sufficient cash flow from the Hotels. The following table sets forth certain financial information for Crossroads Hospitality Company, LLC, as of and for the year ended December 31, 1996.

     Total Assets                $  874,464
     Total Liabilities           $  881,145
     Partners' Deficit           $    6,681
     Revenues                    $3,850,828
     Net Income                  $    2,081

     Other than debt service on the CrossHost Loan Facility and the Host Ventures Loan Facility, the capital expenditures required under the Transferred, Acquired Properties leases with Crossroads or capital expenditures required under the Loan Facility, property taxes on the Company's hotels, obligation under the Employment Agreements, other administrative expenses and the Internal Revenue Service tax requirements (the "Code") to make distributions to shareholders to maintain the Company's REIT status, the Company is not aware of any demands, commitments, events or uncertainties that will result or are likely to result in a change in the Company's liquidity.

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

"THE SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF
1995.

     This Annual Report on Form 10-K contains or incorporates statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding, among other matters, the Company's growth opportunities, the Company's acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this Item was previously reported by the Company on a Current Report on Form 8-K filed with the Commission on April 29, 1996.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this Item 10 is included under the caption "Election of Directors" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 1997, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is included under the captions "Executive Compensation", "Compensation of Directors", and "Certain Transactions", of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 1997, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this Item 12 is included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management," of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 1997, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TERMINATION AND AMENDMENT OF CERTAIN AGREEMENTS

     Effective January 31, 1997, the Company terminated the Advisory Agreement dated effective as of April 22, 1996, by and between the Company and Host Funding Advisors, Inc. ("Host Advisors"), as amended by the First Amendment to Advisory Agreement between the parties dated effective as of June 12, 1996 (as amended, the "Advisory Agreement"). The purpose and effect of the termination of the Advisory Agreement was to eliminate the status of the Company as an externally advised real estate investment trust and thereby become self-administered and advised as of the date of termination. Also, effective as of January 31, 1997, the Company amended the Post-Formation Acquisition Agreement dated effective as of April 22, 1996 by and between the Company and HMR Capital, LLC (predecessor in name to Host Acquisition Group,
LLC) ("HMR Capital"), as amended by the First Amendment to Post -Formation Acquisition Agreement between the parties dated effective as of June 12, 1996 (as amended, the Acquisition Agreement"), by entering into and Amended and Restated Post-Acquisition Agreement dated effective as of February 3, 1997. The purpose and effect of the restatement and amendment was to (i) redefine the role and compensation of HMR Capital as the exclusive representative for property acquisitions by the Company, (ii) provide the Company with the opportunity to seek and analyze a wider range of hotel property acquisitions on an internal basis; and (iii) provide for the termination by the Company of the Acquisition Agreement upon thirty (30) days prior written notice.

     In consideration for the termination of the Advisory Agreement and the restatement and amendment of the Acquisition Agreement, the Company agreed to pay Host Advisors $30,000 in cash, on or before February 15, 1997, and issue Series A Warrants and Series B Warrants to HMR Capital to purchase a total of 450,000 shares of the Class A Common Stock of the Company (divided 225,000 shares to the Series A Warrants and 225,000 shares to the Series B Warrants). The Series A Warrants have an expiration date of February 2, 2000 with a strike price of $9.90 per share. The Series B Warrants have an expiration date of February 2, 2001 with a strike price of $10.80 per share. The Warrants are subject to price adjustments upon the occurrence of certain events, including, without limitation, stock splits, mergers, reclassifications of stock, sale of assets and dividends in the form of stock. The Series B Warrants are subject to an additional price adjustment upon the successful completion by the Company of a public offering in which the net proceeds to the Company are not less than $50,000,000. Upon the consummation of such an offering, the exercise price of the Series B Warrants is adjusted to be equal to the greater of (i) 110% of the public per share offering price on the effective date of the public offering or (ii) the per share exercise price on the date immediately preceding the effective date of the public offering. The Series B Warrants are not exercisable during the period of time commencing ten (10) business days after the Company gives written notice to the holder of the Series B Warrants that within twenty-four
(24) months after the date of issuance of the Warrant, the Company intends to file an application with the Securities and Exchange Commission to register and sell common stock of the Company pursuant to an underwritten public offering with net proceeds to the Company of not less than $50,000,000 and ending on the earlier to occur of sixty (60) days after the effective date of such public offering or twenty-four (24) months after the date of issuance of the Warrants (the "Registration Period").

     The holders of the Warrants are also entitled to certain limited registration rights. The Series A Warrants provide that the Company will prepare and file a Form S-3 Shelf Registration Statement covering all of the shares issuable upon exercise of the Series A Warrants within ninety (90) days following the effective date of a public offering of the Company's common stock in which the net proceeds to the Company are not less than $20,000,000. The Series B Warrants provide that the Company will prepare and file a Form S-3 Shelf Registration Statement covering all of the shares issuable upon exercise of the Series B Warrants within ninety (90) days following the earlier to occur of (i) the effective date of a public offering of the Company's common stock in which the net proceeds to the Company are not less than $50,000,000 and (ii) the effective date of a public offering of the Company's common stock after the expiration of the Registration Period (described above) in which the net proceeds to the Company are not less than $20,000,000. Upon the filing of a Shelf Registration Statement relating to either of the Warrant series, the Company is required to keep the Shelf Registration Statement effective for a period ending on the earlier to occur of two years after the effective date of the Shelf Registration Statement or the expiration date of the Warrant.

EMPLOYMENT AGREEMENTS

     In connection with the Company becoming self-administered as of January 31, 1997, the Company entered into Employment Agreements with William Birdsall, Chairman of the Board, Michael S. McNulty, President, and Bona K. Allen, Chief Financial Officer (collectively the "Employment Agreements"). Each of the Employment Agreements is for a term of three years from February 1, 1997 and provide for a base salary to Mr. Birdsall of $108,000, Mr. McNulty $108,000, and Mr. Allen $75,000 with a minimum bonus of 15% up to a maximum of 50%, based upon a prescribed formula in the Employment Agreements of base compensation in the first year. The Employment Agreements further provide for base salary increases based upon prescribed increases in the Company's asset size. The Employment Agreements are terminable by the Company, for cause, upon thirty
(30) days written notice, or upon death or disability, with severance payments from nothing to two years of current base salary then in effect.

ACQUISITION FEES ON FLAGSTAFF PROPERTY

     The Company through Host Ventures, a wholly-owned subsidiary, recently acquired a Super 8 Hotel located in Flagstaff, Arizona (the "Flagstaff Super 8"). See "Business-Recent Acquisitions." The Flagstaff Property was acquired pursuant to the terms of that certain Restated and Amended Post-Formation Acquisition Agreement dated February 3, 1997 (the "Acquisition Agreement") by and between the Company and HMR Capital, LLC (f/k/a Host Acquisition Group, LLC) ("HMR Capital"). Pursuant to the terms of the Acquisition Agreement, HMR Capital is entitled to receive an acquisition fee of up to 6%, but not less than 2% of the gross purchase price of the property. The acquisition fee is payable in cash or at the option of the Company in the Class A Common Stock of the Company. The Company and the Acquisition Company have agreed that the acquisition fee earned by the Company relating to the Flagstaff Property is 16,000 shares of the Class A Common Stock of the Company valued at $10 per share and payable as of March 31, 1997. The shares of Class A Common Stock of the Company received by HMR Capital in payment of the acquisition fee will be deemed restricted securities under the Securities Act of 1933 and subject to the resale provisions of Rule 144 promulgated under the Act. The acquisition fee (based upon a value of $10 per share) represents approximately 3.1% of the gross purchase price of the Flagstaff Property which totaled $5,125,000 excluding closing expenses. HMR Capital is an affiliate of Mr. Michael S. McNulty, a Director and President of each of the Company, CrossHost and Host Ventures based upon Mr. McNulty's ownership and control of 10.38% of the membership units in HMR Capital. Effective February 1, 1997 HMR Capital has redeemed all of Mr. McNulty's direct and indirect interest in HMR Capital.

     Hotel Mortgage Resources Corp. ("Hotel Resources") received a loan origination fee of $84,907 relating to the financing provided by First Boston for acquisition of the Flagstaff Property. Mr. McNulty was an employee of Hotel Resources during the calendar year 1996 and received a gross annual salary of $60,000 of which $52,500 was paid during calendar year 1996 and $7,500 is due. Mr. McNulty terminated his employment relationship with Hotel Resources effective January 1, 1997.

     The total fees received by HMR and Hotel Resources represent approximately 4.7% of the gross purchase price of the Flagstaff Property.

     The remaining information required by this Item 13 is included under the caption "Certain Transactions" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 1997, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K Annual
     Report:

(1)  Financial Statements:

     The Report of Independent Accountants and the following consolidated Financial Statements of the Company are included herein:

     Consolidated Balance Sheet--December 31, 1996 and December 31, 1995.

     Consolidated Statement of Operations--Year ended December 31, 1996 and nine months ended December 31, 1995.

     Consolidated Statement of Shareholders' Equity (Deficit) --Year ended December 31, 1996 and nine months ended December 31, 1995.

     Consolidated Statement of Cash Flows--Year ended December 31, 1996 and nine months ended December 31, 1995.

     Notes to Consolidated Financial Statements

     Financial Statement Schedules:

     Schedule III - Real Estate and Accumulated Depreciation

     All other schedules to the Consolidated Financial Statements are omitted because the required information is inapplicable or has been presented in the Financial Statements or Related Notes thereto.

     Financial Statements of Acquired Property:

     It is impracticable at this time to provide the financial statements of the Flagstaff Super 8 hotel property recently acquired by the Company. The required financial statements relating to the Flagstaff Super 8 will be filed as soon as they are available.

     Pro Forma Financial Information:

     It is impracticable at this time to provide the pro forma financial information of the Company to reflect the acquisitions of Flagstaff Super 8. The required pro forma financial information derived from the acquisition of the Flagstaff Super 8 will be filed as soon as such information is available.

(b)  Reports of Form 8-K.

     The Company filed a Current Report on Form 8-K, dated September 30, 1996, as amended by a Current Report on Form 8-K/A, dated November 8, 1996, which disclosed the consummation of the acquisition of four Sleep Inn Hotel properties and the securing by the Company of a

$15,500,00 credit facility from Credit Suisse First Boston Capital, LLC. The Form 8-K/A included the following financial statements of the Sleep Inn properties and certain pro forma unaudited financial statements of the
Company:

     FINANCIAL STATEMENTS OF BUSINESSES ACQUIRED:

     1.   Independent Auditor's Reports.

     2. Combined Balance Sheets as of June 30, 1995, December 31, 1995, 1994 and 1993.

     3. Combined Statements of Earnings for the six months ended June 30, 1995 and the years ended December 31, 1995, 1994 and 1993.

     4. Combined Statements of Retained Earnings for the six months ended June 30, 1995 and the years ended December 31, 1995, 1994, and 1993.

     5. Combined Statements of Cash Flows for the six months ended June 30, 1995 and the years ended December 31, 1995, 1994 and 1993.

     6.   Notes to Combined Financial Statements.


      PRO FORMA UNAUDITED FINANCIAL INFORMATION

      1.   Unaudited Estimated Pro Forma Balance Sheet as of June 30, 1996.

      2.   Notes to Pro Forma Balance Sheet.

      3. Unaudited Estimated Pro Forma Statement of Income for the year ended December 31, 1995; the twelve months ended June 30, 1996; and the six months ended June 30, 1996 and 1995.

      4.   Notes to Pro Forma Statements of Income.

(c)  Exhibits.

Exhibit Number                Description
--------------                -----------

     3.1 Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to Company's Amendment No. 8 to Form S-11 effective April 17, 1996).

     3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Company's Amendment No. 8 to Form S-11 effective April 17, 1996).

     4.1          Form of Share Certificate (incorporated by reference to
                  Exhibit 4.1 to Company's Amendment No. 8 to Form S-11 effective April 17, 1996).

     4.2          Form of Series A Warrant dated effective as of February 3,
                  1997.

     4.3          Form of Series B Warrant dated effective as of February 3,
                  1997.

    10.1 Agreement to Purchase Motel between Teacher's Retirement System of the State of Illinois, as Seller, and Host Funding, Inc., as Purchaser, as from time to time amended by the parties thereto (Flagstaff, Arizona).

    10.2 Assignment of Agreement to Purchase Motel dated effective as of May 14, 1997, by and between Host Funding, Inc., as Assignor, and Host Ventures, Inc., as Assignee (Flagstaff, Arizona).

    10.3 Promissory Note dated March 14, 1997 from CrossHost, Inc., as Maker, and Credit Suisse First Boston Capital LLC, as Payee, in the principal amount of $13,000,000.

    10.4          Promissory Note dated March 14, 1997 from Host Ventures, Inc.
                  as Maker, and Credit Suisse First Boston, LLC, as Payee, in the principal amount of $8,725,000.

    10.5 Form of Mortgage and Security Agreement, dated as of March 14, 1997 by and between CrossHost, Inc., as Mortgagor, and Credit Suisse First Boston Mortgage Capital LLC, as Mortgagee. CrossHost and Host Ventures executed a separate Mortgage Agreement and/or Deed of Trust for each of the hotel properties pledged to secure the Revised Credit Facility. The Mortgage Agreements and/or Deeds of Trust are substantially similar except for the remedy provisions required under the laws of the state in which the hotel property is located in the event of a default by the respective Mortgagor.

    10.6 Lease Agreement dated March 14, 1997 by and between Host Ventures, Inc., as Lessor, and Crossroads Hospitality Tenant Company, L.L.C., as Lessee (Flagstaff, Arizona).

    10.7 Master Agreement dated September 13, 1996 by and among CrossHost, Inc. and Crossroads Hospitality Tenant Company, L.L.C., and Crossroads Hospitality Company, L.L.C., (Sleep Inn Hotels) (incorporated by reference to Exhibit 10.18 to Company's Form 8-K filed on September 30, 1996).

    10.8 Master Agreement dated April 1, 1996 by and among Host Funding, Inc. and Crossroads Hospitality Tenant Company, L.L.C. and Crossroads Hospitality Company, L.L.C. (Super 8 Hotels) (incorporated by reference to Exhibit 10.2 to Company's Amendment No. 8 to Form S-11 effective April 17,
                  1996).

    10.9 Form of Lease Agreement (Super 8 Hotels) (incorporated by reference to Exhibit 10.1 to Company's Amendment No. 8 to Form S-11 effective April 17, 1996 and Exhibit 10.19 to Company's Form 8-K filed on September 30, 1996).

    10.10 Form of Lease Agreement (Sleep Inn Hotels) (incorporated by reference to Exhibit 10.14 to Company's Form 8-K filed on September 30, 1996).

    10.11 Assignment and Assumption of Lease Agreement dated as of March 14, 1997 by and between CrossHost, Inc., as Assignor, and Host Ventures, Inc., as Assignee (Sarasota, Florida).
                  An identical Assignment and Assumption Agreement was executed by Assignor and Assignee for Ocean Springs, Mississippi.

    10.12 Partial Assignment and Assumption of Master Agreement dated as of March 14, 1997 by and among Host Funding, Inc. and Crossroads Hospitality Tenant Company, L.L.C., and Crossroads Hospitality Company, L.L.C. (Sarasota, Florida and Ocean Springs, Mississippi).

    10.13 Restated and Amended Post-Formation Acquisition Agreement dated as of February 3, 1997 by and between Host Funding, Inc. and HMR Capital, LLC.

    10.14 Second Amendment to Lease Agreement dated effective as of March 14, 1997 by and between Host Funding, Inc. and Crossroads Hospitality Tenant Company, LLC (Poplar Bluff, Missouri). An identical Second Amendment to Lease Agreement was executed by the parties with respect to the hotel properties located in Rock Falls, Illinois, Somerset, Kentucky, Miner, Missouri and San Diego, California.

    10.15 First Amendment to Lease Agreement dated effective as of March 14, 1997 by and between Host Funding, Inc. and Crossroads Hospitality Tenant Company, LLC (Sarasota, Florida). An identical First Amendment to Lease Agreement was executed by the parties with respect to the hotel properties located in Destin and Tallahassee, Florida and Ocean Springs, Missouri.

    10.16 Termination Agreement dated effective as of February 3, 1997 by and between Host Funding, Inc. and Host Funding Advisors, Inc. relating to termination of the Advisory Agreement.

    10.17 Indemnity and Guaranty Agreement dated as of March 14, 1997 by and between Host Funding, Inc. and Credit Suisse First Boston Capital, LLC.

    10.18 Agreement dated February 3, 1997 by and between Host Funding, Inc., HMR Capital, LLC and Host Funding Advisors, Inc.

    10.19 Employment Agreement dated effective as of February 1, 1997 by and between Host Funding, Inc. and William K. Birdsall.

    10.20 Employment Agreement dated effective as of February 1, 1997 by and between Host Funding, Inc. and Michael S. McNulty.

    10.21 Employment Agreement dated effective as of February 1, 1997 by and between Host Funding, Inc. and Bona K. Allen.

    21.1          Subsidiaries of Registrant

    27            Financial Data Schedule

     The Company will furnish copies of these Exhibits upon request and the payment of $.20 per page. Requests should be addressed to Bona K. Allen, c/o Host Funding, Inc., 6116 North Central Expressway, Suite 1313, Dallas, Texas 75206.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Host Funding, Inc.


By: /s/  Michael S. McNulty
   --------------------------------
         Michael S. McNulty
Title:   President

Date: March 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        Signature                          Title                   Date
        ---------                          -----                   ----

/s/ William Birdsall
-------------------------          Chairman of the Board       March 31,1997
William Birdsall


/s/ Michael S. McNulty
-------------------------          President and Director      March 31, 1997
Michael S. McNulty

/s/ Bona K. Allen
-------------------------          Chief Financial and         March 31, 1997
Bona K. Allen                      Accounting Officer

/s/ Don W. Cockroft
-------------------------          Director                    March 31, 1997
Don W. Cockroft

/s/ Guy E. Hatfield
-------------------------          Director                    March 31, 1997
Guy E. Hatfield


/s/ Charles R. Dunn
-------------------------          Director                    March 31, 1997
Charles R. Dunn

                         INDEX TO FINANCIAL STATEMENTS
                              HOST FUNDING, INC.


Report of Independent Accountants                                         F-2

Consolidated Balance Sheet as of December 31, 1996
 and December 31, 1995                                                    F-3

Consolidated Statement of Operations for the year
 ended December 31, 1996 and nine months ended
 December 31, 1995                                                        F-4

Consolidated Statement of Shareholders' Equity (Deficit)
 for the year ended December 31, 1996 and nine months ended
 December 31, 1995                                                        F-5

Consolidated Statement of Cash Flows for the year
 ended December 31, 1996 and nine months ended
 December 31, 1995                                                    F-6 to F-7

Notes to Consolidated Financial Statements                           F-8 to F-22

Schedule III-Real Estate and Accumulated Depreciation               F-23 to F-24

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Host Funding, Inc.


We have audited the consolidated financial statements and the financial statement schedule of Host Funding, Inc. and subsidiary listed in the index on page F-1 of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Host Funding, Inc. at December 31, 1996 and December 31, 1995 and the results of its operations and its cash flows for the year ended December 31, 1996 and the nine months ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND, L.L.P.

San Diego, California
February 14, 1997, except as to the information presented in Note 8, for which the date is March 14, 1997

HOST FUNDING, INC.
CONSOLIDATED BALANCE SHEET
                                                     December 31,   December 31,
                                                         1996           1995
ASSETS
LAND, PROPERTY AND EQUIPMENT - AT COST:
 Building and improvements                          $  12,644,239  $  1,813,261
 Furnishings and equipment                              1,952,233       285,929
 Less accumulated depreciation                          (391,009)      (103,663)
                                                       14,205,463     1,995,527
 Land                                                   4,808,047       642,287

   Land, property and equipment - net                  19,013,510     2,637,814

CASH AND CASH EQUIVALENTS                                 218,693           500

RESTRICTED CASH                                           128,952             -

RENT RECEIVABLE - CROSSROADS                              223,160             -

DUE FROM RELATED PARTIES                                   30,390        35,234

LONG-TERM ADVANCES TO CROSSROADS                          225,000             -

LOAN COMMITMENT FEES - Net                                502,338        21,146

FRANCHISE FEES - Net                                       58,250             -

PREPAID AND OTHER ASSETS                                   35,282             -

   TOTAL                                            $  20,435,575  $  2,694,694


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
LONG-TERM DEBT                                      $  15,500,000  $  4,155,321

NOTES PAYABLE                                                   -        75,244

ACCOUNTS PAYABLE                                           38,354             -

ACCRUED INTEREST                                          114,886        40,963

ACCRUED PROPERTY TAXES                                     78,940             -

ACCOUNTS PAYABLE - STOCK ISSUANCE COSTS                         -       325,000

DEFERRED INCOME TAXES                                           -       163,000

   Total liabilities                                   15,732,180     4,759,528

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
 Class A Common stock, at December 31, 1996 and
  1995, $.01 par value; authorized 50,000,000 and
  1,000, respectively; issued and outstanding
  1,234,049 and 100 shares, respectively                   12,340             1
 Class B Common stock, at December 31, 1996,
  $.01 par value; authorized 4,000,000 shares;
  issued and outstanding 140,000 shares                     1,400             -
 Class C Common stock, at December 31, 1996,
  $.01 par value; authorized 4,000,000 shares;
  issued and outstanding 140,000 shares                     1,400             -
 Additional Paid in Capital                             7,501,494             -
 Accumulated Deficit                                     (744,772)     (259,160)
 Less: Related party note receivable                   (1,805,675)   (1,805,675)
 Less: Unearned directors' compensation                  (262,792)            -

   Total shareholders' equity (deficit)                 4,703,395    (2,064,834)

   TOTAL                                            $  20,435,575  $  2,694,694

See accompanying notes to financial statements.

HOST FUNDING, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
NINE MONTHS ENDED DECEMBER 31, 1995


                                                     TWELVE AND
                                                     NINE MONTHS ENDED
                                                     DECEMBER 31,

                                                         1996           1995
REVENUES:
 Lease revenue - related party                         $  278,453     $  806,670
 Lease revenue - Crossroads                             1,262,165           -
 Interest income - related parties                        219,467        135,673
 Interest income                                            8,698           -
  Total revenue                                         1,768,783        942,343

EXPENSES:
 Interest expense                                         780,015        322,461
 Depreciation and amortization                            289,098        111,099
 Administrative expenses - related party                  224,000        540,000
 Administrative expenses - other                          427,980          -
 Advisory fees - related party                             21,083          -
 Property taxes                                           138,675          -
 Amortization of unearned directors' compensation          37,208          -
  Total expenses                                        1,918,059        973,560

LOSS BEFORE INCOME TAXES                                 (149,276)       (31,217)

BENEFIT FOR INCOME TAXES                                     -            (3,000)

NET LOSS                                               $ (149,276)    $  (28,217)

NET LOSS PER SHARE                                     $    (0.12)    $    (0.04)

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                            1,244,668        690,000




See accompanying notes to financial statements.

HOST FUNDING, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE
NINE MONTHS ENDED DECEMBER 31, 1995




                              Class A      Class B   Class C     Additional               Related      Unearned        Total
                              Common       Common    Common       Paid in   Accumulated  Party Note   Directors'    Shareholders'
                              Stock        Stock      Stock       Capital     Deficit    Receivable  Compensation  Equity (Deficit)
CONTRIBUTION OF NET ASSETS
AND LIABILITIES FOR COMMON
STOCK AND ACCUMULATED
DEFICIT ON APRIL 1, 1995      $    1     $    -     $    -    $        -   $(305,943)  $(1,805,675)  $        -    $(2,111,617)

REDUCTION IN STOCK ISSUANCE
COSTS                              -          -          -             -      75,000             -            -         75,000

NET LOSS                           -          -          -             -     (28,217)            -            -        (28,217)

BALANCE,  December 31, 1995        1          -          -             -    (259,160)   (1,805,675)           -     (2,064,834)

COMMON STOCK ISSUED IN
PUBLIC STOCK OFFERING          3,000          -          -     2,697,000           -             -            -      2,700,000

COMMON STOCK ISSUED IN
PRIVATE PLACEMENT              2,000          -          -     1,798,000           -             -            -      1,800,000

COMMON STOCK ISSUED
PURSUANT TO MISSION BAY
ACQUISITION AGREEMENT          2,520          -          -     2,517,970           -             -            -      2,520,490

COMMON STOCK ISSUED TO
PARTNERS OF AAG                4,099      1,400      1,400        (6,899)          -             -            -              0

COMMON STOCK ISSUED TO
INDEPENDENT DIRECTORS            300          -         -        299,700           -             -     (300,000)             0

COMMON STOCK ISSUED FOR
ACQUIRED PROPERTIES
ACQUISITION FEE                  420          -         -        338,205           -             -            -        338,625

RECLASS OF STOCK ISSUANCE
COSTS AGAINST ADDITIONAL
PAID IN CAPITAL                    -          -         -        (64,943)     64,943              -           -              0

INCREASE IN STOCK ISSUANCE
COSTS                              -          -         -        (77,539)          -              -           -        (77,539)

AMORTIZATION OF UNEARNED
DIRECTORS' COMPENSATION            -          -          -              -          -              -      37,208         37,208

ELIMINATION OF DEFERRED INCOME
TAXES FROM CONVERSION TO REIT      -          -          -              -        163,000          -           -         163,000

DISTRIBUTIONS PAID                 -          -          -              -       (564,279)         -           -         (564,279)

NET LOSS                           -          -          -              -       (149,276)         -           -         (149,276)

BALANCE, December 31, 1996   $12,340     $1,400     $1,400     $7,501,494      $(744,772)$(1,805,675)  $(262,792)     $4,703,395


See accompanying notes to financial statement

HOST FUNDING, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
THE NINE MONTHS ENDED DECEMBER 31, 1995


                                                          1996          1995

OPERATING ACTIVITIES:
 Net loss                                           $   (149,276)    $  (28,217)
 Adjustments to reconcile net loss to net cash:
  provided by operating activities
  Depreciation and amortization                          289,098        111,099
  Deferred taxes                                            -            (3,000)
  Amortization of loan fees                               216,500          -
  Amortization of unearned directors' compensation         37,208          -
 Changes in operating assets and liabilities:
  Rent and interest receivable - due from related
   parties                                                  4,844       (35,234)
  Rent receivable - Crossroads                           (223,160)         -
  Payment of loan fees                                   (697,692)         -
  Prepaid and other assets                                (14,800)
  Accounts payable and accrued expenses                   191,217        40,963

  Net cash (used in) provided by operating activities    (346,061)       85,611

INVESTING ACTIVITIES:
 Acquisition of land, property and equipment          (13,803,929)         -
 Restricted cash                                         (128,952)         -
 Long-term advances to Crossroads                        (225,000)         -
 Franchise fees                                           (60,000)
 Prepaid and other assets                                 (20,482)         -

  Net cash used in investing activities               (14,238,363)            0

FINANCING ACTIVITIES:
 Borrowings on long-term debt and notes payable        15,500,000       120,000
 Proceeds from common stock issued in Stock Offering
  and Private Placement                                 4,500,000          -
 Payments on long-term debt and notes payable          (4,230,565)     (105,111)
 Stock issuance costs                                    (402,539)     (100,000)
 Distributions paid                                      (564,279)         -

  Net cash provided by (used in) financing activities  14,802,617       (85,111)

NET CHANGE IN CASH AND CASH EQUIVALENTS                   218,193           500

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              500             0

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  218,693    $      500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
 Cash paid during the period for interest              $  610,408    $  281,498

 Cash paid during the period for income taxes          $        0    $        0


                                                               (Continued)

HOST FUNDING, INC.

STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
THE NINE MONTHS ENDED DECEMBER 31, 1995

                                                            1996              1995
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION (Continued)
 Non-cash investing activities:
  Contribution of net assets and liabilities for common
  stock and accumulated deficit
   Land, property and equipment                          $         -       $ 2,741,477
   Loan commitment fees                                            -            28,582
   Related party note receivable                                   -         1,805,675
   Long-term debt                                                  -        (4,215,676)
   Common Stock                                                    -                (1)
                                                                   0           360,057
  Less:  Liabilities and accumulated deficit resulting
  from the contribution of net assets and liabilities
   Accounts payable stock issuance costs                           -          (500,000)
   Reduction in accounts payable stock issuance costs              -            75,000
   Deferred income taxes                                           -          (166,000)
   Accumulated deficit                                             -           305,943
   Reduction in stock issuance costs                               -           (75,000)
                                                                   0          (360,057)
   Net non-cash investing activity                       $         0       $         0
  Common stock issued pursuant to Mission Bay
   Acquisition Agreement
   Land, property and equipment                          $(2,520,490)      $         -
   Class A common stock                                        2,520                 -
   Additional paid in capital                              2,517,970                 -
   Net non-cash investing activity                       $         0       $         0
  Common stock issued to partners of AAG
   Class A common stock                                  $     4,099       $         -
   Class B common stock                                        1,400                 -
   Class C common stock                                        1,400                 -
   Additional paid in capital                                 (6,899)                -

   Net non-cash investing activity                       $         0       $         0

  Common stock issued to independent directors
   Class A common stock                                  $       300       $         -
   Additional paid in capital                                299,700                 -
   Unearned directors' compensation                         (300,000)                -

   Net non-cash investing activity                       $         0       $         0

  Reclass of deferred income taxes and stock issuance
   costs due to Stock Offering
   Deferred income taxes                                 $  (163,000)      $         -
   Additional paid in capital                                (64,943)                -
   Retained earnings                                         227,943                 -

   Net non-cash investing activity                       $         0       $         0

  Common stock issued for Acquired Properties
  Acquisition Fee
   Class A common stock                                  $       420       $         -
   Additional paid in capital                                338,205                 -
   Land, property and equipment                             (338,625)                -

   Net non-cash investing activity                       $         0       $         0

                                                                    (Concluded)
See accompanying notes to financial statements.

                              HOST FUNDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION:
The accompanying financial statements include the accounts of Host Funding, Inc., a Maryland corporation ("Host Funding") and its consolidated subsidiary. Host Funding was initially formed on December 22, 1994 as a Real Estate Investment Trust ("REIT") to acquire and then lease limited service hotels/motels. Host Funding's fiscal year end is December 31. Host Funding was inactive from inception, December 22, 1994 to March 31, 1995. Host Funding intends to elect REIT status with the filing of their consolidated tax return for the year ending December 31, 1996 (see note 7).

On April 1, 1995, Host Funding and All American Group, Ltd., a Delaware limited partnership ("AAG") entered into a Contribution and Assumption Agreement (the "Contribution and Assumption Agreement"). Under the Contribution and Assumption Agreement, AAG transferred, assigned and conveyed to Host Funding all of the real property, including land and personal property ($2,741,477) and loan commitment fees ($28,582), and Host Funding agreed to assume stock issuance costs payable ($425,000) and all real property debt ($4,215,676), at historical cost, of four (4) Super 8 motels located and doing business in Somerset, Kentucky; Miner, Missouri; Poplar Bluff, Missouri; and Rock Falls, Illinois. In addition, AAG contributed a note receivable (the "Related Party Note") ($1,805,675). In accordance with generally accepted accounting principles, the Related Party Note has been offset against shareholder's equity as the Related Party Note was originally issued for equity in AAG. As consideration to AAG, Host Funding issued 100 shares of common stock. As of December 31, 1995, all of the outstanding stock of Host Funding was owned by AAG.

On April 22, 1996, Host Funding raised additional capital via an initial public offering of Class A common stock (the "Stock Offering"). The Stock Offering issued 500,000 common shares and raised net cash proceeds totalling $3,997,461 (300,000 of publicly offered shares at $3,000,000 net of $300,000 of sales commissions and 200,000 privately placed shares at $1,800,000 for a total of $4,500,000, net of issuance costs of $502,539). Host Funding used the capital raised from the Stock Offering to pay down long-term debt, to pay expenses of the formation of Host Funding, and for working capital purposes.

Further, on April 22, 1996, Host Funding acquired for a total purchase price of $2,810,000, certain assets of Mission Bay Super 8, Ltd., a California limited partnership ("Mission Bay"), the owner of a 117 room Super 8 motel located in San Diego, California, pursuant to an asset acquisition agreement (the "Mission Bay Acquisition Agreement"). Host Funding exchanged

252,049 shares of common stock at a stated value of $10.00 per share ($2,520,490) plus cash for a reserve for dissenters rights and fractional share settlements of approximately $290,000 (see note 6).

Upon completion of the Stock Offering and the Mission Bay Acquisition Agreement, Host Funding issued additional Class A, B and C common shares to AAG in exchange for 100 initial shares held by AAG based upon appraised values of Host Funding's assets net of liabilities prior to the Stock Offering. The common shares issued upon completion of the Stock Offering include 410,000 Class A, 140,000 Class B and 140,000 Class C, which number of shares were determined based upon the net appraised value of assets net of liabilities of $6,900,000 or $10.00 per share. The Class B and C shares include certain restrictions as to the future payment of dividends and are convertible to Class A common shares at certain times and under certain circumstances as defined in the charter. The Class C common shares converted into Class A common shares effective January 1, 1997.

On September 5, 1996, Host Funding formed CrossHost, Inc., a Maryland Corporation ("CrossHost"), as a wholly-owned, special purpose, REIT qualified, subsidiary. CrossHost was formed at the request of CS First Boston Mortgage Capital Corp. ("First Boston") as a condition to First Boston providing an acquisition and credit facility (the "Initial Loan Facility") to CrossHost (see note 3 and 7). A significant portion of the proceeds from the Loan Facility was used by CrossHost to acquire three Sleep Inn Hotels located in Destin, Sarasota, and Tallahassee, Florida from Capital Circle Hotel Company ("Capital Circle") and one Sleep Inn Hotel located in Ocean Springs, Mississippi from Ocean Springs Hotel Company ("Ocean Springs") (collectively, the "Acquired Properties"). The effective closing dates for the purchase of the Acquired Properties by CrossHost from Capital Circle and Ocean Springs were September 13, 1996 and September 19, 1996, respectively (see note 6).

As a further condition to obtaining the Loan Facility, First Boston required Host Funding to transfer to CrossHost the five Super 8 hotel properties owned by Host Funding (the "Transferred Properties"). Simultaneously with the acquisition of the Acquired Properties by CrossHost, Host Funding deeded the Transferred Properties to CrossHost in a tax free reorganization.

Host Funding is listed on the American Stock Exchange.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Land, Property and Equipment
----------------------------
Buildings and improvements are being depreciated over useful lives of 35 years from the original historical date of acquisition using the straight-line method. Hotel furnishings and equipment are being depreciated using primarily straight-line methods over useful lives ranging from 3 to 7 years from the original historical date of acquisition.

Host Funding assesses impairment of its real estate properties based upon whether it is probable that undiscounted future cash flows from each individual property will be less than its net book value. No impairment has occurred as of December 31, 1996, nor has impairment been required to be recorded upon implementation in 1996 of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of."

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with a maturity, at the date of purchase, of three months or less.

Restricted Cash
---------------

Restricted cash represents cash deposited in escrow accounts under contractual agreements for property taxes and capital improvements that are restricted as to usage.

Loan Commitment Fees
--------------------

The loan commitment fees are amortized over the terms of the loans using the straight-line method which approximates the effective interest rate method. Accumulated amortization of loan fees totalled $195,355 and $28,424 as of December 31, 1996 and 1995, respectively.

Franchise Fees
--------------

Franchise fees are being amortized on a straight-line basis over the fifteen
(15) year life of the franchise agreements. Accumulated amortization of franchise fees totalled $1,750 as of December 31, 1996.

Revenues
--------

Host Funding recognizes lease revenue on an accrual basis over the terms of the lease agreement.

Net Loss Per Share
------------------

Net loss per share is based on the weighted average number of common shares outstanding during the year. The weighted average number of shares outstanding prior to the Stock Offering were calculated as if the shares issued to AAG upon completion of the Stock Offering were outstanding from April 1, 1995.

Fair Value of Financial Instruments and Concentration of Credit Risk
--------------------------------------------------------------------

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

Rent receivable - Crossroads, due from related parties, long-term advances to Crossroads, accounts payable and accrued expenses, and accounts payable are carried at amounts which reasonably approximate their fair value.

The carrying value of long-term debt approximates fair value as the related interest rate is variable and approximates market rates.

Use of Estimates
----------------

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

Income Taxes
------------

Host Funding had adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and income tax purposes and operating loss and tax credit carryforwards.

Deferred income tax benefit totalled $3,000 for the year ended December 31, 1995. The deferred income tax liability as of December 31, 1995, totalling $163,000, was reversed and credited to retained earnings upon consummation of the Stock Offering in 1996. The reason for the reversal of the deferred tax liability is that upon completion of the Stock Offering, Host Funding will elect REIT status and intends to meet the Code requirements and be taxed as a REIT. As a result, no future deferred tax liability will be required.

Host Funding will elect to be treated as a REIT under the provisions of the Code beginning with the 1996 year. As a result, Host Funding will not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually 95% of its taxable income to its shareholders and complies with certain other requirements (see note 7). Host Funding is subject to state income and franchise taxes in certain states which it operates. There is no provision for Federal income taxes for the year ended December 31, 1996, as Host Funding will elect REIT status and has a net operating loss carryforward of $348,000 expiring in 2011 and 2010. Host Funding elected not to recognize this deferred tax asset as future utilization of this net operating loss is uncertain.

As of December 31, 1996, Host Funding's net assets for federal tax reporting purposes totalled approximately $19,900,000.

NOTE 2.  REAL ESTATE INVESTMENTS

As described in note 1, on April 1, 1995, Host Funding acquired fee interests in four motels. The motel properties were leased (the "Initial Leases") to Inn Fund, LLC, a Delaware limited liability company ("Inn Fund"). Guy D. Hatfield, the controlling partner of AAG, and approximate 46% shareholder of Host Funding, owns 7.5% and Ian Gardner-Smith owns 92.5% of Inn Fund. The four motels were operated for Inn Fund by All American Group, Inc., an entity 100% owned by Guy Hatfield and his wife ("AAG, Inc."). Lease revenue - related party under the Initial Leases for the year and nine months ended December 31, 1996 and 1995, respectively, include $195,025 and $772,350 of base rentals and $5,487 and $34,320 of percentage rentals, respectively.

On April 1, 1996 and on April 22, 1996, Host Funding agreed to enter into new motel leases for the four existing motel properties and Mission Bay, respectively, (the "New Leases") with a limited liability company of a nationally recognized hotel management company and operator, Crossroads Hospitality Tenant Company, a Delaware limited liability company ("Crossroads"). Upon execution of the New Leases, the previous leases with Inn Fund, which leases were similar to the New Leases, were terminated. The New Leases with Crossroads were transferred to CrossHost on September 13, 1996 and amended on October 1, 1996 (the "Amended Transferred Property Leases").

Further, effective as of the closing dates of the respective Acquired Properties, CrossHost also (i) leased each of the Acquired Properties to Crossroads by separate Lease Agreements (the "Acquired Property Leases") and
(ii) entered into a Master Agreement with Crossroads and Crossroads Hospitality Company, LLC, a Delaware limited liability company ("Crossroads Hospitality") a subsidiary of Interstate Hotels, Inc. a Delaware Corporation, and parent company of Crossroads), relating to the Acquired Property Leases.

The Amended Transferred Property Leases and the Acquired Property Leases (the "Combined Leases") are for a term of 15 years from the effective dates. Combined total annual base rentals of $2,631,600 are due, plus percentage rentals ranging from 28.75% to 40% of year to date revenues less varying break even thresholds adjusted annually by defined percentages for each motel under the Combined Leases. Base and percentage rentals under the Combined Leases totalled $1,091,654 and $170,511, respectively, for the year ended December 31, 1996.

The annual base rentals of the Amended Transferred Property Leases are subject to possible additional increases annually beginning in calendar year 1998 and thereafter based upon increases in average room rates, as defined in the Amended Transferred Property Leases.

During the first four years after the Commencement Date, Crossroads will be entitled to accumulate a credit of 50% of base rent paid in excess of hotel cash flow, if any, as defined in the Acquired Property Leases, for each of the Acquired Properties which may be applied towards future percentage rentals that may be due (the "Negative Base Rent"). Should no future percentage rent be due under the Acquired Property Leases during the lease terms, the Negative Base Rent will expire. No Negative Base Rent credit was outstanding as of December 31, 1996.

The Combined Leases generally require Crossroads to pay all operating expenses of the properties, including maintenance and insurance, while Host Funding is responsible for property taxes.

Concurrent with the change in base rent due for each Amended Transferred Property Lease, the requirement for Crossroads to set aside in a replacement reserve $125 per room, per quarter, increased annually by inflation factors, was terminated. As of December 31, 1996, Crossroads has on deposit in a replacement reserve account net remaining funds totalling approximately $80,000 which are available for capital improvements on the Transferred Properties.

Under the Amended Transferred Property Leases, effective October 1, 1996, CrossHost is required to fund into a replacement reserve (the "Replacement Reserve") an amount equal to six percent (6%) of gross room revenue for the proceeding month. In addition, under the Acquired Property Leases, CrossHost is required to set aside in the Replacement Reserve an amount equal to 4% of gross room revenue during years one (1) to four (4) and 6% of gross room revenue during years five (5) and thereafter. Capital expenditures generally must be jointly approved by CrossHost and Crossroads. Replacement Reserve contributions due from CrossHost under the Combined Leases totalled $75,683 for the period October 1 to December 31, 1996. As of December 31, 1996 Replacement Reserve contributions totalling $67,294 have been funded by CrossHost, which amount is included in restricted cash, with $8,389 in Replacement Reserve contributions due.

Based upon an accounting of remaining furniture, fixtures and equipment reserve contributions due from Inn Fund under the Initial Leases to March 31, 1996, the date of the cancellation of the Initial Leases, Inn Fund owes $77,941 to Host Funding. This amount has been included in lease revenue - related party and was offset against an approximately equal net amount owed by Host Funding to affiliates of Guy E. Hatfield, an affiliate of the Company. (See note 5.)

Further, should Host Funding decide to sell any of the properties leased to Crossroads under the Combined Leases, Crossroads will be provided a 30 day right of first refusal to purchase such property at the price offered Host Funding by the third party. In addition, under the Acquired Property Leases, if Crossroads elects not to exercise its right of first refusal to acquire the properties and should CrossHost elect to terminate the lease, upon the consent of CrossHost, Crossroads and the buyer, Crossroads may be entitled to some portion of the sale proceeds based on a formula as provided in the applicable Acquired Property Lease.

CrossHost, under the Combined Leases, was required to provide long-term non-interest bearing advances totalling $225,000 to Crossroads to be used for working capital purposes which is due back to CrossHost at the end of the term of each Acquired Property Lease.

Crossroads may terminate any one lease under the Amended Transferred Property Leases within the first five years without damages. Should two leases under the Amended Transferred Property Leases be terminated within the first five years, Crossroads has agreed to pay a termination fee equal to the previous twelve months revenue for the hotel times 18% in years one to three, 12% in year four and 6% in year five. If more than two leases are terminated within the first five years under the Amended Transferred Property Leases, Host Funding has the right to terminate all remaining leases or to collect the termination fee as described above.

The parent company of Crossroads has agreed to pledge as collateral 30,000 shares of Host Funding Class A common stock acquired by Crossroads parent under the Stock Offering to collateralize the payment of rent due under the Amended Transferred Property Leases in the amount of $264,000 during the first three years of the lease terms. In addition, Crossroads has agreed to maintain a letter of credit thereafter equal to annually calculated termination fees that would be due on the lease anniversary dates throughout the remaining terms of the Amended Transferred Property Leases. After the first year, Crossroads parent may substitute the letter of credit by guaranteeing the equivalent amounts required by the letter of credit and providing to Host Funding a copy of Crossroads parent's audited financial statements which indicate a net worth of at least 2-1/2 times the value of the letter of credit, with at least 40% of the net worth in cash or cash equivalent assets. In addition, Crossroads parent makes certain negative covenants concerning maintenance of its minimum net worth levels.

Minimum future base rents due under operating leases for the five years ending December 31, 1997 to 2001 and thereafter are as follows:

   1997            $   2,631,600
   1998                2,992,800
   1999                2,992,800
   2000                2,992,800
   2001                2,992,800
   Thereafter         28,897,150
                   -------------
   Total           $  43,755,942
                   -------------
                   -------------

NOTE 3.  LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt:
---------------

A summary of Host Funding's long-term debt as of December 31 follows:

                                                         1996          1995
                                                       --------   -------------
First mortgage note payable to bank;
8.5% interest until March 1994, prime
plus 1.5% but not less than 8.5%
thereafter (prime was 9% at December 31,
1995), adjusted annually; payments of
$11,823 monthly, due March 1998; personal
guarantees of Guy E. and Dorothy Hatfield              $  --      $1,094,146 (A)

First mortgage not payable to bank; 8.75%
interest; payments of $11,244 monthly; due
February 1998.                                            --       1,011,545 (B)

First mortgage note payable to bank; prime
plus 2%, adjusted quarterly (prime was 9%
at December 31, 1995); payments of $9,174
monthly, due March 1998.                                  --         889,630 (A)

First mortgage note payable to bank; prime
plus 1/2% interest rate adjusted daily (prime
was 9% at December 31, 1995); accrued interest
plus principal are due on March 31, 1996.                 --       1,160,000 (A)
First mortgage note payable, interest at
LIBOR plus 304.5 basis points, adjusted
monthly (LIBOR was 5.53906% at December 31,
1996); payable monthly; due October 1997
(for information regarding the refinancing
see note 7).                                      15,500,000              --
                                                  ----------     -----------
                                                  15,500,000       4,155,321

Less current portion                              15,500,000       1,251,844
                                                  ----------     -----------
                                                  $        0     $ 2,903,477
                                                  ----------     -----------
                                                  ----------     -----------

(A) Paid off from proceeds from Stock Offering in April 1996.
(B) Paid off from proceeds of the Initial Loan Facility in September 1996.

From the proceeds of the Initial Loan Facility, CrossHost paid approximately $9,730,000 in cash to Capital Circle and approximately $3,555,000 in cash to Ocean Springs as consideration for the Acquired Properties plus closing expenses on the Acquired Properties in the approximate amount of $229,000.
In addition, CrossHost used approximately $980,000 of the loan proceeds to pay in full the mortgage relating to the Super 8 motel located in Rock Falls, Illinois. Further, proceeds from the Initial Loan Facility were used by Host Funding and CrossHost for loan origination costs and other expenses relating to the acquisition of the Acquired Properties and the financing of the Transferred Properties in the approximate amount totaling $693,000, including related party loan fees and expense reimbursements of $232,500 and $20,000, respectively, which amount will be amortized over the term of the Initial Loan Facility (see note 5 and 7). In addition, CrossHost used approximately $60,000 of proceeds from the Initial Loan Facility to acquire a ten (10) year Sleep Inn franchise with Choice Hotels, Inc., a nationally recognized hotel franchisor. Additional proceeds from the Loan Facility were escrowed in restricted cash accounts required under the Initial Loan Facility to be used to pay property taxes in the approximate amount of $99,000 and for capital improvements in the approximate amount of $62,000. The remaining proceeds from the Loan Facility in the approximate amount of $92,000 were used for long-term advances due Crossroads under the Acquired Property Leases (see note 2). The Initial Loan Facility was collateralized by liens on substantially all of the assets of CrossHost, including the Acquired Properties and the Transferred Properties. The Initial Loan Facility was refinanced on March 14, 1997 (see note 7).

NOTES PAYABLE:

In July 1995, Host Funding entered into a second mortgage collateralized by the Poplar Bluff, Missouri and Rock Falls, Illinois motels totalling $100,000 at an interest rate of prime plus 2% payable interest only on August 15, 1995 and, thereafter, in monthly installments of $12,000, including principal and interest, commencing September 15, 1995. The note balance as of December 31, 1995 totalled $55,244. The note was paid off upon completion of the Stock Offering.

In October 1995, Host Funding entered into an unsecured note payable totalling $20,000. This note bore interest at 10% and was due and payable March 31, 1996. The note balance as of December 31, 1995 totalled $20,000. The note was paid off upon completion of the Stock Offering.

NOTE 4.  SHAREHOLDERS' EQUITY

Host Funding is authorized to issue 55,000,000 shares of common stock, consisting of 50,000,000 shares of Class A common stock, $.01 par value per share, and 4,000,000 shares of Class B common stock, $.01 par value per share and 1,000,000 shares of Class C common stock, $.01 par value per share.

Upon consummation of the Stock Offering and Mission Bay Acquisition Agreement, Host Funding sold to each independent director then in office 10,000 shares of Class A common stock at a price per share equal to $10 per share. The purchase price ($300,000) will be paid by them through delivery of a five year promissory note executed in favor of Host Funding by each purchaser, which shall bear interest, payable quarterly, at a fixed rate equal to 7% per annum. Principal payments totalling 2% of the original principal will be due annually. The shares of common stock purchased by each independent director will be pledged to Host Funding to collateralize payment of the promissory note, which shall be non-recourse to the maker, except to 10% of the principal amount due from directors. Host Funding has agreed to forgive the promissory notes issued in exchange for the shares of common stock in increments of 18% of the principal amount per annum for each year that the maker remains a director of Host Funding. The estimated annual amortization of unearned director's compensation is expected to total $54,000 based upon the issuance of a total of 30,000 shares to three directors. Interest income - related party, paid or accrued by the directors, to Host Funding totalled $14,528 for the year ended December 31, 1996. As of December 31, 1996, $819 remains payable to
Host Funding and is included in due from related parties.

Host Funding also has 20,000,000 authorized preferred shares, $.01 par value, none of which are issued or outstanding.

Please refer to Note 1, Organization and Summary of Significant Accounting Policies, for information regarding common stock issued as a result of the Stock Offering and the Mission Bay Acquisition Agreement. Also, refer to
Note 5, Related Party Transactions, for information regarding common stock issued under the Post-Formation Acquisition Agreement as a result of the purchase of the Acquired Properties.

NOTE 5.  RELATED PARTY TRANSACTIONS

RELATED PARTY NOTE RECEIVABLE:

As described in note 1, on April 1, 1995, AAG, as part of the Contribution and Assumption Agreement, contributed the Related Party Note to Host Funding.
 The Related Party Note is due from Guy and Dorothy Hatfield and their two children, sole limited partners, and AAG, Inc., sole general partner (the
"AAG Partners"), of AAG.   The principal balance of the Related Party Note
dated March 31, 1995, as of December 31, 1996, is $1,805,675, with interest payable quarterly, commencing November 15, 1995, at 10% per annum, adjusted to 12% per annum upon completion of the Stock Offering, with remaining outstanding principal and unpaid accrued interest due and payable on March 31, 2000. The Related Party Note was secured by second trust deeds on properties located in Central City, Kentucky; Lebanon, Kentucky; Miner, Missouri; and Dexter, Missouri. The collateral for the Related Party Note was provided via a Lent Collateral Agreement from Hatfield Inn, Inc., a Delaware corporation ("Hatfield Inn") 100% owned by Guy and Dorothy Hatfield.
 In September 1995, the Related Party Note was amended to remove the obligation of AAG to maintain real property security, conditioned upon the delivery to Host Funding of an unconditional guarantee by Guy and Dorothy Hatfield. The Related Party Note is classified in the Shareholders' Equity (Deficit) section of the balance sheet as it was contributed to AAG and, in turn, Host Funding to provide equity to AAG and Host Funding, respectively. Interest income - related parties, paid or accrued by the AAG partners to Host Funding, totalled $204,939 and $135,673 for the year ended December 31, 1996 and for the nine months ended December 31, 1995, respectively. As of December 31, 1996, $33,706 of Related Party Note interest is payable and included in due from related parties.

STOCK PLEDGE AGREEMENT:

Further, on April 1, 1995, the AAG Partners entered into a Stock Pledge Agreement (the "Stock Pledge Agreement") with Host Funding. Pursuant to the Stock Pledge Agreement, the AAG Partners agreed to pledge a security investment in 26.2%, or 180,780, of the fraction shares issued to AAG in the Stock Offering, together with all additional shares issued to the AAG Partners by reason of stock split or stock dividend, of common stock in Host Funding to secure the Related Party Note.

RELATED PARTY CONSULTING AGREEMENT:

Host Funding entered into a consulting agreement (The "Related Party Consulting Agreement") with AAG effective April 1, 1995 to provide advisory, accounting and other consulting services to Host Funding for a monthly fee of $60,000 plus annual additional compensation as mutually agreed upon. Related party consulting fees totalling $224,000 and $540,000 for the year ended December 31, 1996 and for the nine months ended December 31, 1995, respectively, were paid or accrued to AAG under the Related Party Consulting Agreement. The Related Party Consulting Agreement was canceled upon completion of the Stock Offering.

RELATED PARTY ADVISORY AGREEMENT:

Host Funding has entered into an Advisory Agreement (the "Advisory Agreement") with Host Funding Advisors, Inc., a Delaware corporation (the "Advisor") on the close of the Stock Offering. The Advisor was formed on June 23, 1994. Pursuant to the Advisory Agreement, the Advisor will provide information, advice, assistance, and facilities to Host Funding in connection with Host Funding's future investment in hotel properties. Additionally, the Advisor will administer the daily operations of Host Funding, negotiate on Host Funding's behalf, act as agent for Host funding in collecting funds and paying debts, and generally manage and operate Host Funding. In consideration for such services, Host Funding will compensate the Advisor in the amount of $30,000 per year. The Advisor is an affiliate of Ian Gardner-Smith, a director and officer of CrossHost, and Michael S. McNulty, a director and president of Host Funding and CrossHost. Advisory fees totalling $21,083 were paid or accrued during the calendar year ended December 31, 1996. Effective January 31, 1997, the Advisory Agreement was canceled for payment of a fee at $30,000 and the Registrant became self-administered.

RELATED PARTY ACQUISITION AGREEMENT:

Host Funding has entered into a Post-Formation Acquisition Agreement (as amended, the "Acquisition Agreement") with HMR Capital, LLC, a Delaware limited liability company, (the "Acquisition Company") on April 22, 1996.

The Acquisition Company is an affiliate of Michael S. McNulty and Ian Gardner-Smith. Under the terms of the Acquisition Agreement, the Acquisition Company is responsible for the management, coordination, and supervision of Host Funding's acquisition of additional hotel properties. The Acquisition Company sought out the Acquired Properties and negotiated the terms of the acquisition.

The Acquisition Agreement is for a term of five years, as amended, from February 3, 1997 or when net fees earned by the Acquisition Company exceed $9 million, subject to a 30 day cancellation provision by either party.
Further, the Acquisition Company is entitled to receive an acquisition fee of no less than 2% and up to 6% of the gross purchase price of the Acquired Properties, subject to the 30 day cancellation provision, plus reimbursement of certain expenses (the "Acquired Properties Acquisition Fee"). The Acquired Properties Acquisition Fee is payable in cash or, at the option of the Acquisition Company, in the Class A Common Stock of Host Funding. Host Funding and the Acquisition Company agreed that the Acquired Properties Acquisition Fee earned by the Acquisition Company relating to the Acquired Properties was 42,000 shares of the Class A Common Stock of the Registrant valued at $10 per share and payable as of September 19, 1996 (the Ocean Springs closing date). The shares of Class A Common Stock received by the Acquisition Company in payment of the Acquired Properties Acquisition Fee will be restricted securities under the Securities Act of 1933 and subject to the resale provisions of Rule 144 promulgated under the Act. The last traded price of the stock of Host Funding on the American Stock Exchange on September 19, 1996 was $8.0625 per share. Host Funding has recorded the Acquired Properties Acquisition Fee on the Acquired Properties at the fair market value of the Class A Common Stock on September 19, 1996. The Acquired Properties Acquisition Fee (based upon a value of $8.0625 per share or $338,625) represents approximately 2.5% of the gross purchase price totalling $13,285,000 excluding closing expenses of the Acquired Properties.

OTHER RELATED PARTY TRANSACTIONS:

As of the close of the Stock Offering, management of Host Funding, Inn Fund and AAG and the general and limited partners of AAG have offset the consulting fees due AAG under the Related Party Consulting Agreement against accrued interest receivable due under the Related Party Note and accrued rent receivable and remaining furniture, fixtures and equipment reserve contributions due under the Initial Leases with Inn Fund. As of December 31, 1996, $4,135 remains payable to AAG from Host Funding and has been netted against and included in due from related parties.

Hatfield Inn is the owner and operator of a 40 room motel adjacent to Host Funding's property located in Miner, Missouri. Host Funding and Hatfield Inn have a shared parking agreement allowing cars to park in either property's parking facilities, compete for similar business, and are managed by the general partner of AAG.

Hotel Mortgage Resources Corp. ("HMRC"), an affiliate of Mr. Ian Gardner-Smith and Michael S. McNulty, in connection with the Loan Facility discussed in Note 1 and 3, received a loan origination fee of $232,500 plus reimbursement of expenses of approximately $20,000 during the year ended December 31, 1996. The total fees received by affiliates relating to the acquisition of the Acquired Properties, including loan origination fees, the Acquired Properties Acquisition Fee and the expense reimbursement, totalled approximately $591,125.

HMRC, during the year ended December 31, 1996, also received expense reimbursements for stock issuance costs totaling $105,679 and for travel and other related expenses which are included in administrative and other expenses totalling $23,455. Loan application fees totalling $5,000 were paid to HMRC during the year ended December 31, 1996.

The parent company of Crossroads, the lessee under the New Leases, purchased 60,000 shares of Class A common stock via the initial Private Placement.

NOTE 6.  ACQUISITIONS

The following unaudited pro forma information has been prepared assuming that the acquisition of Mission Bay and the Acquired Hotels has occurred at the beginning of the periods presented. Permitted pro forma adjustments include only the effects of events directly attributable to a transaction that are factually supportable and expected to have continuing impact. Pro forma adjustments reflecting anticipated "efficiencies" in operations resulting from a transaction are, under most circumstances, not permitted. As a result of the limitations imposed with regard to the types of permitted pro forma adjustments, Host Funding believes that this unaudited pro forma information is not indicative of future results of operations, not the results of historical operations had the acquisition of Mission Bay and the Acquired Properties been consummated as of the assumed dates.

                                                 (Unaudited)
                                                        Nine Months
                                       Year Ending        Ending
                                       December 31,     December 31,
                                           1996             1995
                                       -----------      ------------
 Revenues                              $ 3,318,000      $ 2,524,000
 Net Income                            $   463,000      $   382,000
 Earnings Per Share                    $      0.31      $      0.25
 Weighted Average Number of
   Common Shares Outstanding             1,514,049        1,514,049

NOTE 7.  COMMITMENTS AND CONTINGENCIES

REIT STATUS:

Host Funding, as a requirement under the Code to elect REIT status, must have no more than five (5) shareholders, own no more than 50% of common stock, common stock equivalents, or other forms of equity outstanding. Host Funding has not met this requirement as of December 31, 1996. Under the Code, Host Funding is allowed a six month exemption until June 30, 1997 to meet the requirement. While management at Host Funding intends to meet the Code requirements, no assurance can be given that REIT status will be maintained, which could result in Host Funding being taxed as a C corporation.

FRANCHISE AGREEMENTS:

Host Funding has been granted franchise license agreements from Super 8 and Sleep Inns for terms expiring in 2005 and 2011, respectively. Pursuant to the terms of the agreement, Host Funding is required to pay royalty fees and advertising fees of 5% to 4% and 3% to 1.3%, respectively, and reservation fees due under the Sleep Inn agreements of 1.75%, of gross room revenue. The responsibility for payment of the fees has been assigned to Crossroads under the Combined Leases.

DIVIDEND DECLARATION:

On January 27, 1997, Host Funding declared a cash dividend of $0.24 per share to stockholders of record on February 4, 1997, which was payable on February 18, 1997.

TERMINATION OF ADVISORY AGREEMENT, AMENDMENT OF ACQUISITION AGREEMENT AND ISSUANCE OF WARRANTS:

On February 3, 1997, Host Funding entered into an Agreement with the Acquisition Company and the Advisor whereby the Acquisition Company and Host Funding agreed to amend the Acquisition Agreement and the Advisor and Host Funding terminated the Advisory Agreement (see note 5).

As compensation to the Acquisition Company for amending the Acquisition Agreement allowing a thirty (30) day cancellation, Host Funding has agreed to issue 225,000 Series A Warrants (the "Series A Warrants") and 225,000 Series B Warrants (the "Series B Warrants") to the Acquisition Company.

The Series A Warrants provide warrants to purchase 225,000 shares of Host Funding's Class A Common Stock, $0.01 par value per share, at $9.90 per share, and expire on February 2, 2000. There are additional provisions in the Series A Warrants that allow pari passu treatment upon recapitalization of Host Funding.

The Series B Warrants provide warrants to purchase 225,000 shares of Host Funding's Class A Common Stock, $0.01 par value per share, at $10.80 per share, and expire on February 2, 2001. There are additional provisions in the Series B Warrants that allow pari passu treatment upon recapitalization of Host Funding and certain restrictions within the first twenty-four months of issuance as to the price allowed upon exercise of the Series B Warrants based upon consummation of a public offering in which proceeds to Host Funding are not less than $50 million.

EMPLOYMENT AGREEMENTS:

Host Funding has entered into Employment Agreements (the "Employment Agreements") with William Birdsall, Chairman of the Board; Michael S. McNulty, President; and Bona K. Allen, Chief Financial Officer, for a term of three years from February 1997. The Employment Agreements provide for base salaries of $291,000 with a minimum bonus of 15% up to a maximum of 50%, based upon a prescribed formula in the Employment Agreements, of base compensation in the first year. The Employment Agreements also provide for base salary increases based upon prescribed increases in Host Funding's asset size. The Employment Agreements are terminable by Host Funding, for cause, upon thirty (30) days written notice, or upon death or disability, with severance payments due employees ranging from nothing to two years of current base salary then in effect.

NOTE 8.  SUBSEQUENT EVENTS

FORMATION OF HOST VENTURES, REFINANCING OF INITIAL LOAN FACILITY AND ACQUISITION OF FLAGSTAFF SUPER 8:

On March 5, 1997, Host Funding formed Host Ventures, Inc., a Maryland corporation ("Host Ventures"), as a wholly-owned, special purpose subsidiary of Host Funding. Host Ventures was formed at the request of First Boston as a condition to refinancing the existing $15,500,000 Initial Loan Facility with CrossHost at a reduced amount of $13,000,000 (the "CrossHost Loan Facility") and provided an acquisition and credit facility to Host Ventures in the amount of $8,725,000 (the "Host Ventures Loan Facility").

The CrossHost Loan Facility is payable over twenty years in equal monthly installments of $120,838, including interest at a fixed rate of 9.46% per annum (the "Base Interest Rate") over the first ten years, with an increased fixed monthly payment the second ten years that fully amortizes remaining principal plus interest at an interest rate equal to the greater of 2% over the Base Interest Rate or 2% over the then-existing ten year U.S.Treasury Note rate, with a due date in March 2017.

The Host Ventures Loan Facility is payable interest only, monthly at the LIBOR Rate plus 350 basis points (LIBOR Rate was 5.4375% as of March 14,
1997), with a maturity date of April 1, 1999, at which time all unpaid interest plus principal are due.

Aggregate principal payments under the CrossHost and Host Ventures Loan Facilities for the next five calendar years ended December 31 and thereafter are as follows:

               1997           $   150,951
               1998               244,973
               1999             8,994,179
               2000               295,777
               2001               325,004
               Thereafter      11,714,116
               Total         $ 21,725,000

A significant portion of the proceeds from the Host Ventures Loan Facility was used by Host Ventures to acquire a 90 room Super 8 Motel in Flagstaff, Arizona for $5,125,000 plus closing costs (the "Flagstaff Super 8") from Teachers Retirement System of the State of Illinois ("Teachers") and to pay down the Initial Loan Facility in the amount of $2,500,000. The effective closing date for the purchase of the Flagstaff Super 8 was March 14, 1997. Effective as of the closing date of the Flagstaff Super 8, Host Ventures also leased the Flagstaff Super 8 to Crossroads. The CrossHost and Host Ventures Loan Facilities require escrows to be reserved for property taxes and capital expenditures.

The lease agreement between Crosshost and Host Ventures for the Flagstaff Super 8 (the "Flagstaff Lease Agreement") is for a term of fifteen (15) years from March 1997 and provides for annual base rentals of $505,000 plus percentage rentals of 32% of gross revenues less a breakeven level of $925,000, adjusted annually. Remaining terms of the Flagstaff Lease Agreement are similar to the Acquired Properties Leases.

The Flagstaff Super 8 was acquired pursuant to terms of the Acquisition Agreement by and between Host Funding and the Acquisition Company. Pursuant to the terms of the Acquisition Agreement, the acquisition Company is entitled to receive an acquisition fee of up to 6% of the gross purchase price of the Flagstaff Super 8 plus reimbursement of certain expenses (the "Flagstaff Property Acquisition Fee"). The Flagstaff property Acquisition Fee is payable in cash or, at the option of the Acquisition Company, in the Class A Common Stock of Host Funding. Host Funding and the Acquisition Company agreed that the Flagstaff Property Acquisition Fee earned by the Acquisition Company relating to the Flagstaff Super 8 was 16,000 shares of the Class A Common Stock of Host Funding valued at $10 per share and payable as of March 31, 1997. The shares of Class A Common Stock received by the Acquisition Company in payment of the Flagstaff Property Acquisition Fee will be restricted securities under the Securities Act of 1933 and subject to the resale provisions of Rule 144 promulgated under the Act. The last traded price of the stock of Host Funding on the American Stock Exchange on March 14, 1997 was $9.50 per share. Host Funding intends to record the Flagstaff Property Acquisition Fee on the Flagstaff Super 8 at the fair market value of the Class A Common Stock on March 14, 1997. The Flagstaff Property Acquisition Fee (based upon a value of $10 and $9.50 per share or $160,000 and $152,000, respectively) represents approximately 3.1% and 3.0%, respectively, of the gross purchase price totaling $5,125,000 excluding closing expenses of the Flagstaff Super 8.

As a further condition to obtaining the Host Ventures Loan Facility, First Boston required Host Funding to transfer to Host Ventures two Sleep Inn properties owned by Host Funding. The two Sleep Inns are located in Sarasota, Florida and Ocean Springs, Mississippi (collectively, the "Transferred Sleep Inns"). Simultaneously with the acquisition of the Flagstaff Super 8, Host Funding deeded the Transferred Sleep Inns to Host Ventures in a tax free reorganization. In addition, Host Funding assigned to Host Ventures the lease agreements with Crossroads pertaining to each of the Transferred Sleep Inns.

SCHEDULE III
HOST FUNDING, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 1996


                                                                            Costs Subsequent      Gross amount at which
                                                Initial Cost to Company      to Acquisition     carried at close of period
                                               -------------------------  --------------------  --------------------------
                                                           Buildings and         Buildings and               Buildings and
Description                  Encumbrances(1)      Land     Improvements   Land   Improvements      Land      Improvements
-----------                  --------------    ----------  -------------  ----   -------------  ----------   -------------
Hotel Assets:
Super 8, Rock Falls, IL        $               $  131,627   $   491,711   $ --      $  --       $  131,627   $   491,711
Super 8, Somerset, KY                             170,000       449,541     --         --          170,000       449,541
Super 8, Miner, MO                                187,660       461,494     --         --          187,660       461,494
Super 8, Poplar Bluff, MO                         153,000       410,515     --         --          153,000       410,515
Super 8, San Diego, CA                            702,500     1,826,500     --         --          702,500     1,826,500
Sleep Inn, Ocean Springs, MS                      924,162     2,402,821     --         --          924,162     2,402,821
Sleep Inn, Destin, FL                             993,429     2,582,915     --         --          993,429     2,582,915
Sleep Inn, Sarasota, FL                           834,990     2,170,975     --         --          834,990     2,170,975
Sleep Inn, Tallahassee, FL                        710,679     1,847,767     --         --          710,679     1,847,767

                               $15,500,000     $4,808,047   $12,644,239   $  0      $   0       $4,808,047    12,644,239


                                                                                    Land                       4,808,047
                                                                                    Furniture and equipment    1,952,233

                                                                                    Total hotels and land
                                                                                      under lease            $19,404,519



                               Accumulated
                               Depreciation &      Year of        Date
                               Amortization     Construction    Acquired    Life
                               --------------   ------------    --------    ----
Description
Hotel Assets:
Super 8, Rock Falls, IL          $ 18,099           1985         4/1/95      35
Super 8, Somerset, KY              23,014           1985         4/1/95      35
Super 8, Miner, MO                 25,198           1985         4/1/95      35
Super 8, Poplar Bluff, MO          23,462           1985         4/1/95      35
Super 8, San Diego, CA             26,872           1987         4/22/96     35
Sleep Inn, Ocean Springs, MS       15,439           1995         9/19/96     35
Sleep Inn, Destin, FL              16,596           1992         9/13/96     35
Sleep Inn, Sarasota, FL            13,949           1993         9/13/96     35
Sleep Inn, Tallahassee, FL         11,873           1994         9/13/96     35

                                  174,502

    Land                               --
    Furniture and equipment       216,507

    Total hotels and land
      under lease                $391,009


(1) All hotel assets are cross collateralized and encumbered by the Initial Loan Facility as of December 31, 1996.


See accompanying notes to financial statements.

                                                                    SCHEDULE III
                                                                     Page 2 of 2
HOST FUNDING, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION - NOTES TO SCHEDULE

DECEMBER 31, 1996

NOTES:

(A) The change in total cost of properties for the year ended December 31, 1996 is as follows:

       Balance at December 31, 1995                        $ 2,741,477
       Additions:  Capital expenditures                     16,663,042
       Balance at December 31, 1996                        $19,404,519

(B) The change in accumulated depreciation and amortization for the year ended December 31, 1996 is as follows:

       Balance at December 31, 1995                        $   103,663
       Depreciation and amortization                           287,346
       Balance at December 31, 1996                        $   391,009