Form 10-Q
period 1997-03-31
HOST FUNDING INC
filed 1997-05-15
CIK 945980

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUATERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended
      March 31, 1997                            Commission file number 1-14280
      --------------                            ------------------------------
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                               Host Funding, Inc.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Maryland                                   52-1907962
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

6116 N. Central Expressway, Suite 1313, Dallas, TX                     75206
--------------------------------------------------                   ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code (214) 750-0760
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Registrant's Class A Common Stock was 1,374,049 and Class B Common Stock 140,000 as of March 31, 1997.

                                TABLE OF CONTENTS

Item Number                                                           Page
-----------                                                           ----

                                    PART I

1.                Financial Statements                                  4
                  Notes to Financial Statements                         9

2.                Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   13

                                   PART II

1.                Legal Proceedings                                     21

2.                Changes in Securities                                 21

3.                Defaults Upon Senior Securities                       21

4.                Submission of Matters to a Vote of Security Holders   21

5.                Other Information                                     21

6.                Exhibits and Reports on Form 8-K                      21

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               HOST FUNDING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                                                       March 31,     December 31,
                                                                                            1997          1996
-------------------------------------------------------------------------------------------------------------------
                                                      ASSETS
LAND, PROPERTY AND EQUIPMENT - AT COST:
   Building and improvements                                                         $  16,080,919   $  12,644,239
   Furnishings and equipment                                                             2,486,353       1,952,233
   Less accumulated depreciation                                                          (566,910)       (391,009)
                                                                                     -------------   -------------
                                                                                        18,000,362      14,205,463
   Land                                                                                  6,129,847       4,808,047
                                                                                     -------------   -------------

        Land, property and equipment - net                                              24,130,209      19,013,510

CASH AND CASH EQUIVALENTS                                                                  269,593         218,693

RESTRICTED CASH                                                                            294,088         128,952

RENT RECEIVABLE - CROSSROADS                                                               410,132         223,160

DUE FROM RELATED PARTIES                                                                    41,686          30,390

LONG-TERM ADVANCES TO CROSSROADS                                                           232,855         225,000

LOAN COMMITMENT FEES - Net                                                               1,137,977         502,338

FRANCHISE FEES - Net                                                                        77,750          58,250

PREPAID AND OTHER ASSETS                                                                     7,920          35,282
                                                                                     -------------   -------------

        TOTAL                                                                        $  26,602,210   $  20,435,575
                                                                                     =============   =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
LONG-TERM DEBT                                                                       $  21,725,000   $  15,500,000

LONG-TERM LEASE DEPOSIT                                                                    300,000            --

ACCOUNTS PAYABLE                                                                            91,626          38,354

ACCRUED INTEREST                                                                           100,480         114,886

ACCRUED PROPERTY TAXES                                                                      84,846          78,940
                                                                                     -------------   -------------

        Total liabilities                                                               22,301,952      15,732,180
                                                                                     -------------   -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Class A Common stock, $.01 par value; authorized 50,000,000 shares; issued and outstanding 1,374,049 shares and 1,234,049 shares at March 31, 1997 and
     December 31, 1996                                                                      13,740          12,340
   Class B Common stock, $.01 par value; authorized 4,000,000 shares; issued and
     outstanding 140,000 shares at March 31, 1997 and December 31, 1996                      1,400           1,400
   Class C Common stock, $.01 par value; authorized 4,000,000 shares; issued and
     outstanding 0 shares and 140,000 shares at March 31, 1997 and December 31, 1996          --             1,400
   Additional Paid in Capital                                                            7,653,494       7,501,494
   Accumulated Deficit                                                                  (1,313,409)       (744,772)
   Less: Related party note receivable                                                  (1,805,675)     (1,805,675)
   Less: Unearned directors' compensation                                                 (249,292)       (262,792)
                                                                                     -------------   -------------

        Total shareholders' equity                                                       4,300,258       4,703,395
                                                                                     -------------   -------------

        TOTAL                                                                        $  26,602,210   $  20,435,575
                                                                                     =============   =============


The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------

                                HOST FUNDING, INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

---------------------------------------------------------------------------------------
                                                                 1997           1996
---------------------------------------------------------------------------------------
REVENUES:
     Lease revenue - related party                            $      --      $  200,512
     Lease revenue - Crossroads                                   749,157          --
     Interest income - related parties                             59,420        44,895
     Interest income                                                1,008          --
                                                              -----------    ----------
        Total revenue                                             809,585       245,407
                                                              -----------    ----------

EXPENSES:
     Interest expense                                             519,149       102,631
     Depreciation and amortization                                177,401        35,937
     Administrative expenses - related party                         --         180,000
     Administrative expenses - other                              274,316          --
     Advisory fees - related party                                  2,500          --
     Property taxes                                                61,585        16,578
     Amortization of unearned directors' compensation              13,500          --
                                                              -----------    ----------
        Total expenses                                          1,048,451       335,146
                                                              -----------    ----------

NET LOSS                                                      $  (238,866)   $  (89,739)
                                                              ===========    ==========

NET LOSS PER SHARE                                            $     (0.16)   $    (0.13)
                                                              ===========    ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                     1,514,049       690,000
                                                              ===========    ==========


The accompanying notes are an integral part of the consolidated financial statements.
--------------------------------------------------------------------------------

                               HOST FUNDING, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

----------------------------------------------------------------------------------------
                                         Class A      Class B    Class C     Additional
                                         Common       Common     Common        Paid in
                                          Stock        Stock      Stock        Capital
----------------------------------------------------------------------------------------
BALANCE,  January 1, 1997              $   12,340    $ 1,400    $   1,400   $ 7,501,494

COMMON STOCK TO BE ISSUED FOR ACQUIRED
PROPERTIES ACQUISITION FEE                              --           --         152,000

AMORTIZATION OF UNEARNED DIRECTORS
COMPENSATION                                 --         --           --            --

CONVERSION OF CLASS C COMMON STOCK
TO CLASS A COMMON STOCK                     1,400       --         (1,400)         --

DISTRIBUTIONS PAID                           --         --           --            --

NET LOSS                                     --         --           --            --
                                       ----------    -------    ---------   -----------

BALANCE, March 31, 1997                $   13,740    $ 1,400    $       0   $ 7,653,494
                                       ==========    =======    =========   ===========

------------------------------------------------------------------------------------------------------
                                          Retained
                                          Earnings         Related         Unearned         Total
                                          (Accumulated    Party Note      Directors'    Shareholders'
                                          Deficit)        Receivable     Compensation   Equity(Deficit)
------------------------------------------------------------------------------------------------------
BALANCE,  January 1, 1997                $   (744,772)  $  (1,805,675)   $   (262,792)  $   4,703,395

COMMON STOCK TO BE ISSUED FOR ACQUIRED
PROPERTIES ACQUISITION FEE                       --              --              --           152,000

AMORTIZATION OF UNEARNED DIRECTORS
COMPENSATION                                     --              --            13,500          13,500

CONVERSION OF CLASS C COMMON STOCK
TO CLASS A COMMON STOCK                          --              --              --                 0

DISTRIBUTIONS PAID                           (329,771)           --              --          (329,771)

NET LOSS                                     (238,866)           --              --          (238,866)
                                         ------------   -------------    ------------   -------------

BALANCE, March 31, 1997                  $ (1,313,409)  $  (1,805,675)   $   (249,292)  $   4,300,258
                                         ============   =============    ============   =============


The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------

                               HOST FUNDING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------
                                                                      1997           1996
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net loss                                                    $   (238,866)    $  (89,739)
    Adjustments to reconcile net income to net cash:
        provided by operating activities
        Depreciation and amortization                                177,401         35,937
        Amortization of loan fees                                    151,513           --
        Amortization of unearned directors' compensation              13,500           --
    Changes in operating assets and liabilities:
        Rent receivable - Crossroads                                (186,972)          --
        Rent, interest and other receivable - related party          (11,296)        89,400
        Prepaid and other assets                                      27,362           --
        Accounts payable and accrued expenses                         44,772          2,888
                                                                ------------     ----------

        Net cash (used in) provided by operating activities          (22,586)        38,486
                                                                ------------     ----------

INVESTING ACTIVITIES:
    Acquisition of land, property and equipment                   (5,140,600)          --
    Restricted cash                                                 (165,136)          --
    Long-term advances to Crossroads                                  (7,855)          --
    Franchise fees                                                   (21,000)          --
                                                                ------------     ----------

        Net cash used in investing activities                     (5,334,591)             0
                                                                ------------     ----------

FINANCING ACTIVITIES:
    Borrowings on long-term debt                                   6,225,000           --
    Payments on long-term debt and notes payable                        --          (38,486)
    Payment of loan fees                                            (787,152)
    Long-term lease deposit                                          300,000           --
    Dividends paid                                                  (329,771)          --
                                                                ------------     ----------

        Net cash provided by (used in) financing activities        5,408,077        (38,486)
                                                                ------------     ----------

NET CHANGE IN CASH                                                    50,900              0

CASH AT BEGINNING OF PERIOD                                          218,693            500
                                                                ------------     ----------

CASH AT END OF PERIOD                                           $    269,593     $      500
                                                                ============     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION
    Cash paid during the period for interest                    $    382,042     $  116,321
                                                                ============     ==========


                                                                     (Continued)

The accompanying notes are an integral part of the consolidated financial statements.

                               HOST FUNDING, INC.

                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

-----------------------------------------------------------------------------------
                                                               1997         1996
-----------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION (Continued)
    Non-cash investing activities:
        Reclass of deferred income taxes and stock issuance
        costs due to Stock Offering
           Deferred income taxes                             $    --     $ 163,000
           Additional paid in capital                             --       (50,000)
           Accumulated deficit                                    --      (113,000)
                                                             ---------   ---------

           Net non-cash investing activity                   $       0   $       0
                                                             =========   =========

        Common stock issued for Acquired Properties
        Acquisition Fee
           Additional paid in capital                        $ 152,000   $    --
           Land, property and equipment                       (152,000)       --
                                                             ---------   ---------

           Net non-cash investing activity                   $       0   $       0
                                                             =========   =========

        Conversion of Class C common stock
        to Class A common stock
           Class A common stock                              $   1,400   $    --
           Class C common stock                                 (1,400)       --
                                                             ---------   ---------

           Net non-cash investing activity                   $       0   $       0
                                                             =========   =========


                                                                     (Concluded)


The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------

Host Funding, Inc. Notes to Consolidated Financial Statements

      1.    Organization and Basis of Presentation.

            The accompanying unaudited consolidated financial statements of Host Funding, Inc., a Maryland corporation (the "Registrant" or the "Company"), include the accounts of the Company and its consolidated subsidiaries. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and should be read in accordance therewith. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

       2.   Refinance of Long Term Debt and Acquisitions.

            During the quarter ended March 31, 1997, the Company formed Host Ventures, Inc., a Maryland corporation ("Host Ventures"), as a wholly-owned, special purpose subsidiary of the Company. CrossHost, Inc., a Maryland corporation ("CrossHost") formed September 5, 1996, refinanced the Initial Credit Facility at a reduced amount of $13,000,000 which matures in March 2017. Host Ventures, Inc. obtained an acquisition and credit facility in the amount of $8,725,000. A significant portion of the additional proceeds was used to acquire a 90 room Super 8 Hotel in Flagstaff, Arizona for $5,125,000 plus closing costs upon acquisition on March 14, 1997. Host Ventures, Inc. leased the Flagstaff Super 8 to Crossroads Hospitality Tenant Company, L.L.C.

       3.   Net Loss Per Share.

            Net Loss per share for the quarters ended March 31, 1997 and March 31, 1996 is computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is immaterial.

            In February 1997, Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 requires basic EPS to be computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period and diluted EPS to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. Earlier application is not permitted. The impact of the implementation of SFAS 128 on the Company's consolidated financial statements is expected to be immaterial.

       4.   Commitments and Contingencies.

            REIT Status

            The Company, as a requirement under the Internal Revenue Code (the "Code") to elect REIT status, must have no more than five (5) shareholders, who own no more than 50% of common stock, common stock equivalents, or other forms of equity outstanding. The Company has not met this requirement as of March 31, 1997. Under the Code, the Company is allowed a six month exemption until June 30, 1997 to meet the requirement. While management of the Company intends to meet the Code requirements, no assurance can be given that REIT status will be maintained, which could result in the Company being taxed as a C corporation.

            Franchise Agreements

            Host Funding has been granted franchise license agreements from Super 8 and Sleep Inns for terms expiring in 2005 and 2011, respectively. Pursuant to the terms of the agreement, Host Funding is required to pay royalty fees and advertising fees of 5% to 4% and 3% to 1.3%, respectively, and reservation fees due under the Sleep Inn agreements of 1.75%, of gross room revenue. Pursuant to the lease agreements for each of the hotel properties owned by the Company, the responsibility for payment of the fees has been assigned to Crossroads.

            Termination of Advisory Agreement, Amendment of Acquisition Agreement and Issuance of Warrants

            On February 3, 1997, the Registrant entered into an Agreement (the "Agreement") with HMR Capital, LLC, a Delaware limited liability company formerly known as Host Acquisition Group, LLC ("the Acquisition Company"), and Host Funding Advisors, Inc., a Delaware corporation (the "Advisor"), whereby (i) the Acquisition Company and Registrant agreed to restate and amend the Acquisition Agreement between the parties (the "Acquisition Agreement") and (ii) the Advisor and Registrant agreed to terminate the Advisory Agreement between the parties (the "Advisory Agreement"). The Restated and Amended Acquisition Agreement (the "Restated Acquisition Agreement") redefines the role of the Acquisition Company in the coordination and supervision of the Company's acquisition of hotel properties and allows cancellation with thirty (30) days written notice from either party. The Advisory Agreement allowed the Advisor to provide information, advice, assistance and facilities to the Company and was terminated effective January 31, 1997 to allow the Company to become self-administered. As compensation to the Acquisition Company for restating and amending the Acquisition Agreement, the Company agreed to issue 225,000 Series A Warrants (the "Series A Warrants") and 225,000 Series B Warrants (the "Series B Warrants") to the Acquisition Company. As compensation to the Advisor for termination of the Advisory Agreement by the Company, the Company paid the Advisor $30,000 on February 14, 1997.

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

            Employment Agreements

            Host Funding has entered into Employment Agreements (the "Employment Agreements") with William Birdsall, Chairman of the Board; Michael
            S. McNulty, President; and Bona K. Allen, Chief Financial Officer, for a term of three years from February 1997. The Employment Agreements provide for base salaries of $291,000 with a minimum bonus of 15% up to a maximum of 50%, based upon a prescribed formula in the Employment Agreements, of base compensation in the first year. The Employment Agreements also provide for base salary increases based upon prescribed increases in Host Funding's asset size. The Employment Agreements are terminable by Host Funding, for cause, upon thirty (30) days written notice, or upon death or disability, with severance payments due employees ranging from nothing to two years of current base salary than in effect.

      5.    Subsequent Events.

            The Company has commenced acquisition discussions relating to six limited service hotels with approximately 360 rooms. The Company has entered into three contracts to purchase three of these hotels with approximately 233 rooms located in the Midwestern United States. The acquisition cost will be approximately $8,700,000, which the Company anticipates paying through a combination of cash, assumption of existing debt on the hotel properties, and issuance of Class A Common Stock of the Company. Any Class A Common Stock of the Company issued as partial payment of the acquisition cost will be deemed restricted securities under the Securities Act of 1933 and subject to the resale provisions of Rule 144 promulgated under the Act. The contracts are contingent upon the Company being able to assume the existing indebtedness on the hotel properties and certain other customary closing conditions typical of hotel properties. The Company intends to contribute these properties to a new entity in partnership with Buckhead America Corp. ("BAC"). Subsequent to formation of the partnership, BAC will contract with the new entity to become lessee of the properties and will also manage the properties and hold the franchise outside the partnership.

      6.    Pro Forma Information.

            The following unaudited pro forma information has been prepared assuming that the acquisition of the Flagstaff Super 8 occurred on January 1, 1996. Permitted pro forma adjustments include only the effects of events directly attributable to a transaction that are factually supportable and expected to have continuing impact. Pro forma adjustments reflecting anticipated "efficiencies" in operations resulting from a transaction are, under most circumstances, not permitted. As a result of the limitations imposed with regard to the types of permitted pro forma adjustments, Host Funding believes that this unaudited pro forma information is not indicative of future results of operations or the results of historical operations had the acquisition of all hotels owned on March 31, 1997 been consummated as of January 1, 1996.

                                          (Unaudited)       (Unaudited)
                                          Three Months      Three Months
                                          Ended             Ended
                                          March 31,         March 31,
                                             1997              1996
                                          ------------      --------

            Revenues                      $  952,223        $  948,009
            Net Loss                      $  (62,217)       $  (66,431)
            Loss Per Share                $    (0.04)       $    (0.04)
            Weighted Average Number of
              Common Shares Outstanding    1,514,049         1,514,049

Item 2.  Management's Discussion and
         Analysis of Financial Condition and Results of Operations

Recent Developments

      On February 3, 1997, the Registrant entered into an Agreement (the "Agreement") with HMR Capital, LLC, a Delaware limited liability company formerly known as Host Acquisition Group, LLC (the "Acquisition Company"), and Host Funding Advisors, Inc., a Delaware corporation (the "Advisor"), whereby (i) the Acquisition Company and Registrant agreed to restate and amend the Acquisition Agreement between the parties (the "Acquisition Agreement") and (ii) the Advisor and Registrant agreed to terminate the Advisory Agreement between the parties (the "Advisory Agreement"). The Restated and Amended Acquisition Agreement (the "Restated Acquisition Agreement") redefines the role of the Acquisition Company in the coordination and supervision of the Company's acquisition of hotel properties and allows cancellation with thirty (30) days written notice from either party. The Advisory Agreement allowed the Advisor to provide information, advice, assistance and facilities to the Company and was terminated effective January 31, 1997 to allow the Company to become self-administered. As compensation to the Acquisition Company for restating and amending the Acquisition Agreement, the Company agreed to issue 225,000 Series A Warrants (the "Series A Warrants") and 225,000 Series B Warrants (the "Series B Warrants") to the Acquisition Company. As compensation to the Advisor for termination of the Advisory Agreement by the Company, the Company paid the Advisor $30,000 on February 14, 1997.

      The Series A Warrants provide warrants to purchase 225,000 shares of the Company's Class A Common Stock, $0.01 par value per share, at $9.90 per share, and expire on February 2, 2000. The Series B Warrants provide warrants to purchase 225,000 shares of the Company's Class A Common Stock, $0.01 par value per share, at $10.80 per share, and expire on February 2, 2001.

      In order to implement the Company's status as a self-administered REIT, the Company entered into Employment Agreements (the "Employment Agreements") with William Birdsall, Chairman of the Board; Michael S. McNulty, President; and Bona K. Allen, Chief Financial Officer, for a term of three years from February 1997. The Employment Agreements provide for base salaries of an aggregate of $291,000 with a minimum bonus of 15% up to a maximum of 50%, based upon a prescribed formula in the Employment Agreements, of base compensation in the first year. The Employment Agreements also provide for base salary increases based upon prescribed increases in the Company's asset size. The Employment Agreements are terminable by the Company, for cause, upon thirty (30) days written notice, or upon death or disability, with severance payments due the employees ranging from nothing to two years of current base salary then in effect.

      On March 5, 1997, Host Funding formed Host Ventures, Inc., a Maryland corporation ("Host Ventures"), as a wholly-owned, special purpose subsidiary of the Company. Host Ventures was formed at the request of Credit Suisse First Boston Mortgage Capital, LLC ("First Boston") as a condition to First Boston revising the existing $15,500,000 Initial Credit Facility (the "Initial Credit Facility") with CrossHost, Inc., a Maryland corporation ("CrossHost"), formed on September 5, 1996, as a wholly-owned, special purpose subsidiary of the Company. First Boston refinanced the Initial Credit Facility at a reduced amount of $13,000,000 (the "CrossHost Loan Facility") and provided an acquisition and credit facility to Host Ventures in the amount of $8,725,000 (the "Host Ventures Loan Facility"). A significant portion of the proceeds from the Host Ventures Loan Facility was used by Host Ventures to acquire a 90 room Super 8 Hotel in Flagstaff, Arizona (the "Flagstaff Super 8") from Teachers Retirement System of the State of Illinois ("Teachers") and to pay down the Initial Credit Facility. The effective closing date for the purchase of the Flagstaff Super 8 was March 14, 1997. Effective as of the closing date of the Flagstaff Super 8, Host Ventures also leased the Flagstaff Super 8 to Crossroads Hospitality Tenant Company, L.L.C., a Delaware limited liability company ("Crossroads"). See "Liquidity and Capital Resources".

      The Flagstaff Super 8 was acquired pursuant to the terms of the Restated Acquisition Agreement. The Acquisition Company sought out the Flagstaff Super 8 and negotiated the terms of the acquisition. Management and the board of directors of each of the Company and Host Ventures (including all independent directors) approved the purchase of the Flagstaff Super 8.

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

      As a further condition to obtaining the Host Ventures Loan, First Boston required the Company to cause CrossHost to transfer to Host Ventures, two Sleep Inn properties owned by CrossHost. The two Sleep Inns are located in Sarasota, Florida and Ocean Springs, Mississippi (collectively, the "Transferred Sleep Inns"). Simultaneously with the acquisition of the Flagstaff Super 8, CrossHost deeded the Transferred Sleep Inns to Host Ventures in a tax free reorganization. In addition, the Company assigned to Host Ventures the lease agreements with Crossroads pertaining to each of the Transferred Sleep Inns.

      The Company declared a cash dividend of $0.24 per share to stockholders of record on February 4, 1997, which was payable February 18, 1997.

      The Company changed its dividend policy so that any dividends declared will be paid in March, June, September and December of each year.

      The Company, as a requirement under the Internal Revenue Code (the "Code") to elect REIT status, must have no more than five (5) shareholders, who own no more than 50% of common stock, common stock equivalents, or other forms of equity outstanding. The Company has not met this requirement as of March 31, 1997. Under the Code, the Company is allowed a six month exemption until June 30, 1997 to meet the requirement. While management of the Company intends to meet the Code requirements, no assurance can be given that REIT status will be maintained, which could result in the Company being taxed as a C corporation.

      The Company recently commenced negotiations for the acquisition of six limited service hotels. The Company has entered into three contracts to purchase three of these limited service hotels with approximately 233 rooms located in the Midwestern United States. The acquisition cost will be approximately $8,700,000, which the Company anticipates paying through a combination of cash, assumption of existing debt on the hotel properties, and issuance of Class A Common Stock of the Company. Any Class A Common Stock of the Company issued as partial payment of the acquisition cost will be deemed restricted securities under the Securities Act of 1933 and subject to the resale provisions of Rule 144 promulgated under the Act. The contracts are contingent upon the Company being able to assume the existing indebtedness on the hotel properties and certain other customary closing conditions typical of hotel properties. The Company intends to contribute these properties to a new entity in partnership with Buckhead America Corp. ("BAC"). Subsequent to formation of the partnership, BAC will contract with the new entity to become lessee of the properties and will also manage the properties and hold the franchise outside the partnership.

      Reference is made to the Annual Report on Form 10-K filed by the Company on March 31, 1997 and the related definitive Proxy Statement filed by the Company on April 29, 1997, which include a more detailed description of recent developments involving the Company and which are incorporated herein by reference.

Results of Operations

Three Months Ended March 31, 1997 and March 31, 1996:

      The Company did not acquire any assets until April 1, 1995. On that date the four Super 8 hotels located in Miner, Missouri; Poplar Bluff, Missouri; Rock Falls, Illinois; and Somerset, Kentucky were acquired by the Company which are collectively referred to as the "Initial Hotels". Inn Fund, L.L.C. ("Inn Fund/Old Lessee") managed these properties until March 31, 1996, at which time the Company contracted with Crossroads to lease the properties (See Liquidity and Capital Resources). On April 22, 1996, the Company completed an initial public stock offering of 500,000 common shares that raised net cash proceeds totaling $4,500,000 (the "Stock Offering"), and the Company acquired the assets of Mission Bay Super 8, Ltd., a California limited partnership ("Mission Bay"), the owner of a 117 room Super 8 Motel (the "Acquisition Hotel") located in San Diego, California, pursuant to an asset acquisition agreement. In addition, on September 13, 1996 and September 19, 1996 the Company completed a transaction resulting in the acquisition of three Sleep Inn Hotels located in Destin, Sarasota, and Tallahassee, Florida from Capital Circle Hotel Company and one Sleep Inn Hotel located in Ocean Springs, Mississippi from Ocean Springs Hotel Company (collectively, the "Acquired Properties"). The Initial Hotels, the Acquisition Hotel and the Acquired Properties are collectively herein referred to as the "1996 Properties". In addition, as described in Recent Developments above, the Company acquired a Super 8 hotel in Flagstaff, Arizona (the "Flagstaff Super 8"). Therefore, because of the acquisitions described above, comparisons of results of operations to the corresponding period of the previous year cannot be made. However, pursuant to the percentage leases described below, the Company anticipates significant increases in rental revenues in 1997 over 1996.

      Occupancy and average room rates of 63.5% and $46.98 for the 1996 Properties for the three months ended March 31, 1997 and 89.37% and $52.87 for the Flagstaff Super 8 from the period from March 14 to March 31 resulted in total sales of approximately $1,930,000 which generated lease revenues of approximately $749,000.

      Interest income from a note received from All American Group, Ltd., a Delaware limited partnership ("AAG"), and a principal shareholder of the Company (the "Related Party Note"), which is included in Interest income related parties, totaled $54,170 for the three Months ended March 31, 1997, which interest rate is 12% pursuant to the terms of the note. Interest income from the notes with the independent directors, which income is included in Interest income - related parties, totaled $5,250 for the period ending March 31, 1997.

      Interest expense incurred for the period January 1 to March 31, 1997 was a result of interest expense and loan fee amortization expense on notes payable relating to the Initial Credit Facility. Additionally, on March 14, 1997 Registrant refinanced the Initial Credit Facility at a reduced amount of $13,000,000 and provided an additional facility to Host Ventures in the amount of $8,725,000. Interest expense for the three months totaled $519,149, including $151,513 of loan fee amortization.

      Depreciation expense, which is included in depreciation and amortization, is calculated based upon the original historical cost of the Initial Hotels and the acquisition value of the Acquisition Hotel (Mission Bay), the Acquired Properties and the Flagstaff Super 8 over their estimated useful lives, totaled $177,401 for the three months ended March 31, 1997. Franchise fee amortization, which is included in depreciation and amortization, is calculated based upon the original cost amortized over the life of the franchise agreement, which totaled $1,500 for the three months ended March 31, 1997.

      Administrative expenditures - other totaled approximately $274,000 for the three months ended March 31, 1997 including the 1996 audit fees of approximately $24,000, legal fees totaling $60,000 and accounting fees totaling $28,000, which amounts are greater than will be expected in future quarters due to start-up costs, stock transfer fees totaling approximately $23,000, travel expenses totaling approximately $37,000, payroll related expenses totaling approximately $56,000, Director fees of $7,500, and other administrative expenditures of approximately $38,500. Of these expenditures, approximately $30,000 are non-recurring administrative expenses on an annualized basis.

      Advisory fees - related party totaling $2,500 were due under an Advisory Agreement which Host Funding Advisors, Inc., a Delaware corporation (the "Advisor") entered into upon the close of the Stock Offering. This agreement was terminated effective January 31, 1997 as described in "Recent Developments" above.

      Effective January 1, 1996, the Company became responsible for property taxes under the Percentage Leases for the Initial Hotels. In addition, the Company is responsible for property taxes on the Acquisition Hotel, the Acquired Properties and the Flagstaff Super 8. Property tax expense, based upon local taxing authorities' assessment of the values of the Company's real and personal property owned times the statutory rates in effect in the respective tax districts, totaled $61,585 for the three months ended March 31, 1997.

      Amortization of unearned directors' compensation has been calculated based upon the terms of the independent director's notes.

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

      The Host Ventures Loan Facility is payable interest only, monthly, at the LIBOR Rate plus 350 basis points (LIBOR Rate was 5.6875 as of May 8, 1997), with a maturity date of April 1, 1999, at which time all unpaid interest plus principal are due.

      The term of the leases on the Acquired Properties, as amended on March 14, 1997 (the "Acquired Properties Leases"), are for a period of fifteen (15) years from the date of acquisition of each property (the "Commencement Date"). The Acquired Properties Leases have combined total annual base rentals of $1,417,500, plus percentage rentals ranging from 30% to 35% of year to date revenues less varying breakeven thresholds adjusted annually by defined percentages for each hotel. During the first four years after the Commencement Date, Crossroads will be entitled to accumulate a credit of 50% of base rent paid in excess of hotel cash flow, if any, as defined in the Acquired Property Leases, for each of the Acquired Properties which may be applied towards future percentage rentals that may be due (the "Negative Base Rent"). Should no future percentage rental be due under the Acquired

Property Leases during the lease terms, the Negative Base Rent will expire. No Negative Base Rent credit was outstanding as of March 31, 1997. The Acquired Property Leases generally require Crossroads to pay all operating expenses of the properties, including maintenance and insurance, while CrossHost and Host Ventures are responsible for property taxes. In addition, CrossHost or Host Ventures is required to set aside in a replacement reserve an amount equal to 4% of gross room revenue during years one (1) to four (4) and 6% of gross room revenue during years five (5) and thereafter, to be used for capital expenditures which generally must be jointly approved by CrossHost, Host Ventures and Crossroads. Further, should CrossHost or Host Ventures decide to sell any of the properties leased to Crossroads under the Acquired Property Leases, Crossroads will be provided a 30 day right of first refusal to purchase such property at the price offered CrossHost or Host Ventures by the third party. In addition, should Crossroads choose not to exercise their right of first refusal to acquire the properties and should CrossHost or Host Ventures elect to terminate the lease, upon CrossHost's, Host Venture's, Crossroads' and the buyer's consent, Crossroads may be entitled to some portion of the sale proceeds based on a formula as provided in the Acquired Property Leases. In Addition, CrossHost was required to provide a long-term advance of $30,000 per Acquired Property to Crossroads, subject to proration adjustments, to be used for working capital purposes which is due back to CrossHost or Host Ventures at the end of the term of each Acquired Property Lease.

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

      The Transferred Properties lease agreements with Crossroads were transferred to CrossHost on September 13, 1996 and amended on October 1, 1996 and March 14, 1997 (the "Amended Transferred Property Leases"). The Amended Transferred Property Leases annual base rentals, effective after October 1, 1996, were increased $183,700 to $1,213,800, subject to possible additional increases annually beginning in calendar 1998 and thereafter throughout the term of the Amended Transferred Property Leases based upon increases in average room rates, as defined in the Amended Transferred Property Leases, while percentage rentals due remained unchanged. Concurrent with the change in base rent due for each Amended Transferred Property Lease, the requirement for Crossroads to set aside in a replacement reserve $125 per room, per quarter, increased annually by inflation factors, was terminated. CrossHost is now required, under the Amended Transferred Property Leases effective October 1, 1996, to fund into a replacement reserve an amount equal to six percent (6%) of gross room revenue for the proceeding month, which amount to be expended for capital expenditures will require joint approval of CrossHost and Crossroads. All remaining significant terms of the Amended Transferred Property Leases remained the same, except as described above.

      The lease agreement between Crossroads and Host Ventures for the Flagstaff Super 8 (the "Flagstaff Lease Agreement") is for a term of fifteen (15) years from March 1997 and provides for annual base rentals of $505,000 plus percentage rentals of 32% or gross revenues less a breakeven level of $925,000, adjusted annually. Host Ventures is required to set aside in a replacement reserve account an amount equal to 5% of gross room revenue. Pursuant to the Flagstaff Lease Agreement, Crossroads paid Host Ventures $300,000 (the "Security Deposit"), to be held by Host Ventures as security for the performance by Crossroads of Crossroads' covenants and obligations under the lease. Provided no uncured Event of Default exists, Host Ventures shall return (a) $120,000 of the security deposit to Crossroads upon the third (3rd) anniversary of the lease and (b) $60,000 of the security deposit upon the fifth (5th) anniversary of the lease. Further, pursuant to the lease, Host Ventures funded $25,000 to Crossroads in funds designated for "start up expenses". Remaining terms of the Flagstaff Lease Agreement are similar to the Acquired Properties Leases.

      The Company has no committed additional sources of external liquidity available, therefore the Company will rely on its internal cash flow to meet its liquidity needs. The Company's principal source of cash to meet its cash requirements, including distributions to Shareholders, is its share of the Company's cash flow from the percentage leases relating to the 1996 Properties and the Flagstaff Super 8 (the "Percentage Leases") and interest income from the Related Party Note. Although, the obligations of Crossroads, as lessee, under the Percentage Leases are guaranteed in part by Crossroads Hospitality Company, LLC, a Delaware limited liability company (a subsidiary of Interstate Hotels, Inc., a publicly traded, Delaware corporation and parent company of Crossroads), the ability of Crossroads to make lease payments under the Percentage Leases, and therefore the Company's liquidity, including its ability to make distributions to shareholders, is dependent on the ability of Crossroads to generate sufficient cash flow from the Hotels.

      Other than debt service on the CrossHost Loan Facility and the Host Ventures Loan Facility, the capital expenditures required under the Percentage Leases or under the Loan Facility, property taxes on the Company's hotels, obligations under the Employment Agreements, other administrative expenses and the Internal Revenue Service tax requirements (the "Code") to make distributions to shareholders to maintain the Company's REIT status, the Company is not aware of any demands, commitments, events or uncertainties that will result or are likely to result in a change in the Company's liquidity.

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

"The Safe Harbor"  Statement  Under The Private  Securities  Litigation Act of
1995

      This Quarterly Report on Form 10-Q contains or incorporates statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding, among other matters, the Company's growth opportunities, the Company's acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements.

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

      None.

Item 2.  Changes in Securities.

      On January 31, 1997, Guy E. Hatfield, a director of the Company, converted his ownership of 140,000 shares of the Class C Common Stock of the Company to Class A Common Stock on a one-for-one basis. The conversion was consummated pursuant to the terms of the Class C Common Stock and represented all of the issued and outstanding shares of Class C Common Stock. The shares of Class A Common Stock issued to Mr. Hatfield on conversion are restricted securities under the Securities Act of 1933 and subject to the resale provision of Rule 144 promulgated under the Act.

Item 3.  Defaults upon Senior Securities.

      None.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

Item 5.  Other Information.

      None.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits

Exhibit Number                Description
--------------                -----------

      4.2 Form of Series A Warrant dated effective as of February 43, 1997 (incorporated by reference to Exhibit 4.2 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      4.3 Form of Series B Warrant dated effective as of February 3, 1997 (incorporated by reference to Exhibit 4.3 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.1 Agreement to Purchase Motel between Teacher's Retirement System of the State of Illinois, as Seller, and Host Funding, Inc., as Purchaser, as from time to time amended by the parties thereto (Flagstaff, Arizona) (incorporated by reference to Exhibit 10.1 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.2 Assignment of Agreement to Purchase Motel dated effective as of May 14, 1997, by and between Host Funding, Inc., as Assignor, and Host Ventures, Inc., as Assignee (Flagstaff, Arizona) (incorporated by reference to Exhibit 10.2 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.3 Promissory Note dated March 14, 1997 from CrossHost, Inc., as Maker, and Credit Suisse First Boston Capital LLC, as Payee, in the principal amount of $13,000,000 (incorporated by reference to Exhibit 10.3 to Company's Annual Report on Form 10-K filed on
            March 31, 1997).

      10.4 Promissory Note dated March 14, 1997 from Host Ventures, Inc. as Maker, and Credit Suisse First Boston, LLC, as Payee, in the principal amount of $8,725,000 (incorporated by reference to Exhibit
            10.4 to Company's Annual Report on Form 10-K filed on March 31,
            1997).

      10.5 Form of Mortgage and Security Agreement, dated as of March 14, 1997 by and between CrossHost, Inc., as Mortgagor, and Credit Suisse First Boston Mortgage Capital LLC, as Mortgagee. CrossHost and Host Ventures executed a separate Mortgage Agreement and/or Deed of Trust for each of the hotel properties pledged to secure the Revised Credit Facility. The Mortgage Agreements and/or Deeds of Trust are substantially similar except for the remedy provisions required under the laws of the state in which the hotel property is located in the event of a default by the respective Mortgagor (incorporated by reference to Exhibit 10.5 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.6 Lease Agreement dated March 14, 1997 by and between Host Ventures, Inc., as Lessor, and Crossroads Hospitality Tenant Company, L.L.C., as Lessee (Flagstaff, Arizona) (incorporated by reference to Exhibit
            10.6 to Company's Annual Report on Form 10-K filed on March 31,
            1997).

      10.7 Master Agreement dated September 13, 1996 by and among CrossHost, Inc. and Crossroads Hospitality Tenant Company, L.L.C., and Crossroads Hospitality Company, L.L.C., (Sleep Inn Hotels) (incorporated by reference to Exhibit 10.18 to Company's Form 8-K filed on September 30, 1996).

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

      10.10 Form of Lease Agreement (Sleep Inn Hotels) (incorporated by reference to Exhibit 10.14 to Company's Form 8-K filed on September 30, 1996).

      10.11 Assignment and Assumption of Lease Agreement dated as of March 14, 1997 by and between CrossHost, Inc., as Assignor, and Host Ventures, Inc., as Assignee (Sarasota, Florida). An identical Assignment and Assumption Agreement was executed by Assignor and Assignee for Ocean Springs, Mississippi (incorporated by reference to Exhibit 10.11 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.12 Partial Assignment and Assumption of Master Agreement dated as of March 14, 1997 by and among Host Funding, Inc. and Crossroads Hospitality Tenant Company, L.L.C., and Crossroads Hospitality Company, L.L.C. (Sarasota, Florida and Ocean Springs, Mississippi) (incorporated by reference to Exhibit 10.12 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.13 Restated and Amended Post-Formation Acquisition Agreement dated as of February 3, 1997 by and between Host Funding, Inc. and HMR Capital, LLC (incorporated by reference to Exhibit 10.13 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.14 Second Amendment to Lease Agreement dated effective as of March 14, 1997 by and between Host Funding, Inc. and Crossroads Hospitality Tenant Company, LLC (Poplar Bluff, Missouri). An identical Second Amendment to Lease Agreement was executed by the parties with respect to the hotel properties located in Rock Falls, Illinois, Somerset, Kentucky, Miner, Missouri and San Diego, California (incorporated by reference to Exhibit 10.14 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.15 First Amendment to Lease Agreement dated effective as of March 14, 1997 by and between Host Funding, Inc. and Crossroads Hospitality Tenant Company, LLC (Sarasota, Florida). An identical First Amendment to Lease Agreement was executed by the parties with respect to the hotel properties located in Destin and Tallahassee, Florida and Ocean Springs, Missouri (incorporated by reference to
            Exhibit 10.15 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.16 Termination Agreement dated effective as of February 3, 1997 by and between Host Funding, Inc. and Host Funding Advisors, Inc. relating to termination of the Advisory Agreement (incorporated by reference to Exhibit 10.16 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.17 Indemnity and Guaranty Agreement dated as of March 14, 1997 by and between Host Funding, Inc. and Credit Suisse First Boston Capital, LLC (incorporated by reference to Exhibit 10.17 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.18 Agreement dated February 3, 1997 by and between Host Funding, Inc., HMR Capital, LLC and Host Funding Advisors, Inc. LLC (incorporated by reference to Exhibit 10.18 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.19 Employment Agreement dated effective as of February 1, 1997 by and between Host Funding, Inc. and William K. Birdsall (incorporated by reference to Exhibit 10.19 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.20 Employment Agreement dated effective as of February 1, 1997 by and between Host Funding, Inc. and Michael S. McNulty (incorporated by reference to Exhibit 10.20 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.21 Employment Agreement dated effective as of February 1, 1997 by and between Host Funding, Inc. and Bona K. Allen (incorporated by reference to Exhibit 10.21 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.22 Agreement of Sale and Purchase Between Indianapolis West Equity Partners and Host Funding, Inc. Dated May 1, 1997; Country Hearth Inn - Marian County, Indiana.

      10.23 Agreement of Sale and Purchase Between Auburn Equity Partners and Host Funding, Inc. Dated May 1, 1997; Country Hearth Inn - Auburn, Indiana.

      10.24 Agreement of Sale and Purchase Between Findlay Equity Partners and Host Funding, Inc. Dated May 1, 1997; Country Hearth Inn - Liberty Township, Ohio.

      27    Financial Data Schedule.

      (b)   Reports on Form 8-K

      The Registrant did not file any reports on Form 8-K for the reporting period covered by this Form 10-Q. The Registrant did, however, file an Annual Report on Form 10-K on March 31, 1997 which disclosed certain material transactions relating to (i) the negotiation by the Registrant of a revised credit facility in the amount of $21,725,000 from Credit Suisse First Boston Capital, LLC and (ii) the acquisition by the Registrant of a Super 8 Hotel located in Flagstaff, Arizona (the "Flagstaff Super 8") for a gross purchase price of $5,125,000 excluding closing expenses. The Registrant did not file any financial statements of the Flagstaff Super 8 with the Form 10-K. The Registrant intends to file the financial statements required by Rule 3-14 of Regulation S-X and the pro forma condensed financial statements of the Registrant in accordance with Article 11 of Regulation S-X on Form 10-K A on or before May 30, 1997. The information set forth in the Form 10-K relating to these material events is incorporated by reference into this filing on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacity as the Registrant's Chief Financial and Accounting Officer.


Dated: May 15, 1997                  HOST FUNDING, INC.


                                     /s/ Michael S. McNulty
                                     -----------------------
                                     By: Michael S. McNulty
                                     Its: President and Chief Executive Officer


                                     /s/ Bona K. Allen
                                     ------------------
                                     By: Bona K. Allen
                                     Its: Chief Financial and Accounting Officer

                           INDEX TO EXHIBITS

Exhibit Number                Description
--------------                -----------
      4.2   Form of Series A Warrant dated effective as of February 43, 1997
            (incorporated by reference to Exhibit 4.2 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      4.3   Form of Series B Warrant dated effective as of February 3, 1997
            (incorporated by reference to Exhibit 4.3 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.1 Agreement to Purchase Motel between Teacher's Retirement System of the State of Illinois, as Seller, and Host Funding, Inc., as
            Purchaser, as from time to time amended by the parties thereto
            (Flagstaff, Arizona) (incorporated by reference to Exhibit 10.1 to
            Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.2  Assignment of Agreement to Purchase Motel dated effective as of May
            14, 1997, by and between Host Funding, Inc., as Assignor, and Host
            Ventures, Inc., as Assignee (Flagstaff, Arizona) (incorporated by reference to Exhibit 10.2 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.3 Promissory Note dated March 14, 1997 from CrossHost, Inc., as Maker, and Credit Suisse First Boston Capital LLC, as Payee, in the principal amount of $13,000,000 (incorporated by reference to Exhibit 10.3 to Company's Annual Report on Form 10-K filed on
            March 31, 1997).

      10.4  Promissory Note dated March 14, 1997 from Host Ventures, Inc. as
            Maker, and Credit Suisse First Boston, LLC, as Payee, in the principal amount of $8,725,000 (incorporated by reference to Exhibit
            10.4 to Company's Annual Report on Form 10-K filed on March 31,
            1997).

      10.5 Form of Mortgage and Security Agreement, dated as of March 14, 1997 by and between CrossHost, Inc., as Mortgagor, and Credit Suisse
            First Boston Mortgage Capital LLC, as Mortgagee. CrossHost and Host
            Ventures executed a separate Mortgage Agreement and/or Deed of Trust for each of the hotel properties pledged to secure the Revised
            Credit Facility. The Mortgage Agreements and/or Deeds of Trust are substantially similar except for the remedy provisions required under the laws of the state in which the hotel property is located in the event of a default by the respective Mortgagor (incorporated by reference to Exhibit 10.5 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.6  Lease Agreement dated March 14, 1997 by and between Host Ventures,
            Inc., as Lessor, and Crossroads Hospitality Tenant Company, L.L.C., as Lessee (Flagstaff, Arizona) (incorporated by reference to Exhibit
            10.6 to Company's Annual Report on Form 10-K filed on March 31,
            1997).

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

      10.10 Form of Lease Agreement (Sleep Inn Hotels) (incorporated by reference to Exhibit 10.14 to Company's Form 8-K filed on September
            30, 1996).

      10.11 Assignment and Assumption of Lease Agreement dated as of March 14,
            1997 by and between CrossHost, Inc., as Assignor, and Host Ventures,
            Inc., as Assignee (Sarasota, Florida). An identical Assignment and
            Assumption Agreement was executed by Assignor and Assignee for Ocean
            Springs, Mississippi (incorporated by reference to Exhibit 10.11 to
            Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.12 Partial Assignment and Assumption of Master Agreement dated as of
            March 14, 1997 by and among Host Funding, Inc. and Crossroads
            Hospitality Tenant Company, L.L.C., and Crossroads Hospitality
            Company, L.L.C. (Sarasota, Florida and Ocean Springs, Mississippi)
            (incorporated by reference to Exhibit 10.12 to Company's Annual
            Report on Form 10-K filed on March 31, 1997).

      10.13 Restated and Amended Post-Formation Acquisition Agreement dated as of February 3, 1997 by and between Host Funding, Inc. and HMR
            Capital, LLC (incorporated by reference to Exhibit 10.13 to
            Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.14 Second Amendment to Lease Agreement dated effective as of March 14,
            1997 by and between Host Funding, Inc. and Crossroads Hospitality
            Tenant Company, LLC (Poplar Bluff, Missouri). An identical Second
            Amendment to Lease Agreement was executed by the parties with respect to the hotel properties located in Rock Falls, Illinois, Somerset, Kentucky, Miner, Missouri and San Diego, California
            (incorporated by reference to Exhibit 10.14 to Company's Annual
            Report on Form 10-K filed on March 31, 1997).

      10.15 First Amendment to Lease Agreement dated effective as of March 14,
            1997 by and between Host Funding, Inc. and Crossroads Hospitality
            Tenant Company, LLC (Sarasota, Florida). An identical First
            Amendment to Lease Agreement was executed by the parties with respect to the hotel properties located in Destin and Tallahassee, Florida and Ocean Springs, Missouri (incorporated by reference to
            Exhibit 10.15 to Company's Annual Report on Form 10-K filed on March
            31, 1997).

      10.16 Termination Agreement dated effective as of February 3, 1997 by and between Host Funding, Inc. and Host Funding Advisors, Inc.
            relating to termination of the Advisory Agreement (incorporated by reference to Exhibit 10.16 to Company's Annual Report on Form
            10-K filed on March 31, 1997).

      10.17 Indemnity and Guaranty Agreement dated as of March 14, 1997 by and between Host Funding, Inc. and Credit Suisse First Boston Capital,
            LLC (incorporated by reference to Exhibit 10.17 to Company's Annual
            Report on Form 10-K filed on March 31, 1997).

      10.18 Agreement dated February 3, 1997 by and between Host Funding, Inc.,
            HMR Capital, LLC and Host Funding Advisors, Inc. LLC (incorporated by reference to Exhibit 10.18 to Company's Annual Report on Form
            10-K filed on March 31, 1997).

      10.19 Employment Agreement dated effective as of February 1, 1997 by and between Host Funding, Inc. and William K. Birdsall (incorporated by reference to Exhibit 10.19 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.20 Employment Agreement dated effective as of February 1, 1997 by and between Host Funding, Inc. and Michael S. McNulty (incorporated by reference to Exhibit 10.20 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.21 Employment Agreement dated effective as of February 1, 1997 by and between Host Funding, Inc. and Bona K. Allen (incorporated by reference to Exhibit 10.21 to Company's Annual Report on Form 10-K filed on March 31, 1997).

      10.22 Agreement of Sale and Purchase  Between  Indianapolis  West Equity
            Partners and Host Funding,  Inc. Dated May 1, 1997; Country Hearth
            Inn - Marian County, Indiana.

      10.23 Agreement of Sale and Purchase  Between Auburn Equity Partners and
            Host  Funding,  Inc.  Dated  May 1,  1997;  Country  Hearth  Inn -
            Auburn, Indiana.

      10.24 Agreement of Sale and Purchase Between Findlay Equity Partners and
            Host Funding, Inc. Dated May 1, 1997; Country Hearth Inn - Liberty
            Township, Ohio.

      27    Financial Data Schedule.