Form 10-K405/A
period 1996-12-31
HOST FUNDING INC
filed 1997-05-30
CIK 945980

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                    to

                         Commission file number 1-14280

                               HOST FUNDING, INC.
               ---------------------------------------------------
               (Exact name of Company as specified in its charter)

         Maryland                                              52-1907962
--------------------------------                           -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


6116 N. Central Expressway, Suite 1313, Dallas, Texas            75206
-----------------------------------------------------      -------------------
(Address of principal executive offices)                       (Zip Code)

Company's telephone number, including area code              (214) 750-0760
                                                           -------------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12 (g) of the Act.

                     Class A Common Stock - $0.01 par value
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                       -------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained to, the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [X]

The aggregate market value of the voting stock held by non-affiliates of the Company (totaling 789,999 shares) was $7,801,240 (based upon the closing bid of the Company's common stock on the AMEX on February 28, 1997 of $9.875 per share). The term affiliates is deemed, for this purpose only, to refer only to directors, officers and principal stockholders of the Company.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Proxy Statement for the 1997 Annual Meeting of Stockholders to be held May 21, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

          On March 31, 1997, the Registrant filed its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 in which the Registrant disclosed the acquisition of a Super 8 Hotel located in Flagstaff, Arizona (the "Flagstaff Super 8") for a gross purchase price of $5,125,000 excluding closing expenses. The effective closing date of the Flagstaff Super 8 was March 14, 1997. Reference is made to the Annual Report on Form 10-K filed by the Registrant on March 31, 1997 which includes a more detailed description of the acquisition of the Flagstaff Super 8.

          The financial statements of the Flagstaff Super 8 and the pro forma financial information of the Registrant which were not available on the date of filing of the Annual Report on Form 10-K are attached to this Report on Form 10-K/A. The information set forth in this Report supplements the information previously provided in the Annual Report on Form 10-K and should be read in accordance therewith.

(a)  The following financial statements are filed as part of this Form 10-K/A:

     (1)  Financial Statements:

          The Report of Independent Accountants and the following consolidated Financial Statements of the Company are included herein:

          Consolidated Balance Sheet--December 31, 1996 and December 31, 1995.

          Consolidated Statement of Operations--Year ended December 31, 1996 and nine months ended December 31, 1995.

          Consolidated Statement of Shareholders' Equity (Deficit)--Year ended December 31, 1996 and nine months ended December 31, 1995.

          Consolidated Statement of Cash Flows--Year ended December 31, 1996 and nine months ended December 31, 1995.

          Notes to Consolidated Financial Statements

     (2)  Historical Summaries of Acquired Properties

     Attached to this Report are the Historical Summaries of Gross Revenues and Direct Operating Expenses of the Flagstaff Super 8 in compliance with the rules and regulations of the Securities and Exchange Commission.

     (3)  Pro Forma Financial Information

     Attached to this Report are the pro forma condensed financial statements of the Registrant prepared in accordance with Article 11 of Regulation S-X.


(b)  Exhibits.

Exhibit Number                         Description
--------------                         -----------
     10.1 Agreement to Purchase Motel between Teacher's Retirement System of the State of Illinois, as Seller, and Host Funding, Inc., as Purchaser, as from time to time amended by the parties thereto (Flagstaff, Arizona) (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K filed on March 31, 1997).

     10.2 Assignment of Agreement to Purchase Motel dated effective as of May 14, 1997, by and between Host Funding, Inc., as Assignor, and Host Ventures, Inc., as Assignee (Flagstaff, Arizona) (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K filed on March 31,
                   1997).

     10.3 Lease Agreement dated March 14, 1997 by and between Host Ventures, Inc., as Lessor, and Crossroads Hospitality Tenant Company, L.L.C., as Lessee (Flagstaff, Arizona) (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K filed on March 31, 1997).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Host Funding, Inc.


By:  /s/  MICHAEL S. McNULTY
   --------------------------------
          Michael S. McNulty
Title:    President

Date:     May 30, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        Signature                     Title                       Date
        ---------                     -----                       ----

/s/  WILLIAM M. BIRDSALL
-----------------------------------  Chairman of the Board    May 30, 1997
William M. Birdsall


/s/  MICHAEL S. McNULTY
-----------------------------------  President and Director   May 30, 1997
Michael S. McNulty


/s/  BONA K. ALLEN
-----------------------------------  Chief Financial and      May 30, 1997
Bona K. Allen                        Accounting Officer


/s/  DON W. COCKROFT
-----------------------------------  Director                 May 30, 1997
Don W. Cockroft


/s/  GUY E. HATFIELD
-----------------------------------  Director                 May 30, 1997
Guy E. Hatfield


/s/  CHARLES R. DUNN
-----------------------------------  Director                 May 30, 1997
Charles R. Dunn

                          INDEX TO FINANCIAL STATEMENTS

                               HOST FUNDING, INC.

I.  HOST FUNDING, INC. FINANCIAL STATEMENTS
 A.  Host Funding, Inc.'s Pro Forma Financial Statements
     Introduction to Estimated Pro Forma Financial Statements. . . . . . . .        F-3
     Unaudited Estimated Pro Forma Statement of Income for the year ended December 31, 1996, the twelve months ended March 31, 1997 and the Three months ended March 31, 1997 and March 31, 1996. . . . .  F-4 - F-7
     Notes to Unaudited Estimated Pro Forma Financial Statements . . . . . .  F-8 - F-9

 B.  Host Funding, Inc.'s Financial Statements for the year ended
       December 31, 1996
      Report of Independent Accountants. . . . . . . . . . . . . . . . . . .        F-10
      Consolidated Balance Sheet as of December 31, 1996 and 1995. . . . . .        F-11
      Consolidated Statement of Operations for the year ended
        December 31, 1996 and the nine months ended December 31, 1995. . . .        F-12
      Consolidated Statement of Shareholders' Equity (Deficits) for
        the year ended December 31, 1996 and the nine months ended
        December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . .        F-13
      Consolidated Statement of Cash Flows for the year ended
        December 31, 1996 and the nine months ended December 31, 1995. . . . F-14 - F-15
      Notes to Consolidated Financial Statements . . . . . . . . . . . . . . F-16 - F-30
      Schedule III - Real Estate and Accumulated Depreciation. . . . . . . .        F-31

 C.  Host Funding, Inc.'s Financial Statements for the three months ended
       March 31, 1997 and 1996 (unaudited) (included in Host Funding, Inc.'s previously filed Form 10-Q for the quarter ended March 31, 1997, incorporated by reference)
        Consolidated Balance Sheets as of March 31, 1997 (unaudited) and
          December 31, 1996
        Consolidated Statements of Operations for the three months ended
          March 31, 1997 and 1996 (unaudited)
        Consolidated Statements of Shareholders' Equity for the three months ended March 31, 1997 and 1996 (unaudited)
        Consolidated Statements of Cash Flows for the three months ended
          March 31, 1997 and 1996 (unaudited)


II. SUPER 8 MOTEL - FLAGSTAFF

 A.  Historical Summary of Gross Revenue and Direct Operating Expenses
       for the year ended December 31, 1996, the period January 1 to
       March 14, 1997 (unaudited) and the three months ended March 31,
       1996 (unaudited)
        Independent Auditor's Report . . . . . . . . . . . . . . . . . . . .        F-32



        Historical Summary of Gross Revenue and Direct Operating Expenses
          (Excluding Income Taxes) for the year ended December 31, 1996, the period January 1 to March 14, 1997 (unaudited) and the three
          months ended March 31, 1997 (unaudited). . . . . . . . . . . . . .        F-33
        Notes to Historical Summaries. . . . . . . . . . . . . . . . . . . . F-34 - F-37

 B.  Financial Statements for the period March 15 to March 31, 1997
       (unaudited)
      Statement of Revenues and Expenses (Excluding Income Taxes) for the
        period March 15 to March 31, 1997 (unaudited). . . . . . . . . . . .        F-38
      Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . F-39 - F-40

                               HOST FUNDING, INC.

                UNAUDITED ESTIMATED PRO FORMA STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                     THE TWELVE MONTHS ENDED MARCH 31, 1997
               AND THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



     The following unaudited estimated pro forma statements of income give effect to: (i) the acquisition of Mission Bay; (ii) the acquisition of the four Acquired Properties; (iii) the commencement of the Transfer Leases with Crossroads; (iv) the commencement of the Acquired Properties Leases with Crossroads; (v) the acquisition of Flagstaff; and (vi) certain other transactions described in the notes hereto as though such transactions occurred on January 1, 1996.

     The estimated pro forma information is based in part upon the historical statements of income or operations of the Company, the Initial Hotels, Mission Bay, the Acquired Properties and Flagstaff. Such information should be read in conjunction with all of the financial statements and notes thereto included in this Form 10-KA. In the opinion of management, all adjustments necessary to reflect the effects of the transactions discussed above have been reflected in the estimated pro forma data.

     The following unaudited estimated pro forma data is not necessarily indicative of what the actual financial position or results of operations for the Company would have been as of the date or for the period indicated, or does it purport to represent the results of operations for the Company for future periods.

                                   HOST FUNDING, INC.
                         ESTIMATED PRO FORMA STATEMENT OF INCOME
                                      (UNAUDITED)

                                                                 Twelve Months Ended
                                                                  December 31, 1996
                                                     --------------------------------------------
                                                                     Pro Forma
                                                     Historical     Adjustments        Pro Forma
Revenues:
  Lease revenue - related party                      $   278,453    $  (278,453)(A)   $
  Lease revenue - Crossroads                           1,262,165      2,464,222 (B)     3,726,387
  Interest income - related parties                      219,467         18,214 (B)       237,681
  Interest income                                          8,698         (8,698)(C)
                                                     -----------    -----------       -----------
      Total revenues                                   1,768,783      2,195,285         3,964,068
                                                     -----------    -----------       -----------

Expenses:
  Interest                                               780,015      1,513,777 (D)     2,293,792
  Depreciation and amortization                          289,098        592,471 (E)       881,569
  Administrative expenses - related parties              224,000       (224,000)(F)
  Administrative expenses - other                        427,980        120,420 (G)       548,400
  Advisory fees - related parties                         21,083        (21,083)(H)
  Property taxes                                         138,675        141,325 (I)       280,000
  Amortization of unearned directors' compensation        37,208         16,792 (J)        54,000
                                                     -----------    -----------       -----------
      Total expenses                                   1,918,059      2,139,702         4,057,761
                                                     -----------    -----------       -----------
Estimated net income                                 $  (149,276)   $    55,583       $   (93,693)
                                                     -----------    -----------       -----------
                                                     -----------    -----------       -----------

Estimated net income per share                                                        $     (0.06)
                                                                                      -----------
                                                                                      -----------

Estimated weighted average shares outstanding                                           1,514,049
                                                                                      -----------
                                                                                      -----------

                   See notes to estimated pro forma financial statements.

                                   HOST FUNDING, INC.
                         ESTIMATED PRO FORMA STATEMENT OF INCOME
                                      (UNAUDITED)

                                                                 Twelve Months Ended
                                                                    March 31, 1997
                                                     --------------------------------------------
                                                                     Pro Forma
                                                     Historical     Adjustments        Pro Forma
Revenues:
  Lease revenue - related party                      $    77,941    $   (77,941)(A)   $
  Lease revenue - Crossroads                           2,011,322      1,712,867 (B)     3,724,189
  Interest income - related parties                      233,992          3,689 (B)       237,681
  Interest income                                          9,706         (9,706)(C)
                                                     -----------    -----------       -----------
      Total revenues                                   2,332,961      1,628,909         3,961,870
                                                     -----------    -----------       -----------
Expenses:
  Interest                                             1,196,533      1,097,259 (D)     2,293,792
  Depreciation and amortization                          430,562        451,007 (E)       881,569
  Administrative expenses - related parties               44,000        (44,000)(F)
  Administrative expenses - other                        702,296       (153,896)(G)       548,400
  Advisory fees - related parties                         23,583        (23,583)(H)
  Property taxes                                         183,682         96,318 (I)       280,000
  Amortization of unearned directors' compensation        50,708          3,292 (J)        54,000
                                                     -----------    -----------       -----------
      Total expenses                                   2,631,364      1,426,397         4,057,761
                                                     -----------    -----------       -----------
Estimated net income                                 $  (298,403)   $   202,512       $   (95,891)
                                                     -----------    -----------       -----------
                                                     -----------    -----------       -----------

Estimated net income per share                                                        $     (0.06)
                                                                                      -----------
                                                                                      -----------

Estimated weighted average shares outstanding                                           1,514,049
                                                                                      -----------
                                                                                      -----------

                   See notes to estimated pro forma financial statements.

                                    HOST FUNDING, INC.
                         ESTIMATED PRO FORMA STATEMENT OF INCOME
                                      (UNAUDITED)


                                                                 Three Months Ended
                                                                    March 31, 1997
                                                     --------------------------------------------
                                                                     Pro Forma
                                                     Historical     Adjustments        Pro Forma
Revenues:
  Lease revenue - related party                      $      -       $         0 (A)   $
  Lease revenue - Crossroads                             749,157        143,646 (B)       892,803
  Interest income - related parties                       59,420              0 (B)        59,420
  Interest income                                          1,008         (1,008)(C)
                                                     -----------    -----------       -----------
      Total revenues                                     809,585        142,638           952,223
                                                     -----------    -----------       -----------
Expenses:
  Interest                                               519,149         54,299 (D)       573,448
  Depreciation and amortization                          177,401         42,991 (E)       220,392
  Administrative expenses - related parties                 -                 0 (F)
  Administrative expenses - other                        274,316       (137,216)(G)       137,100
  Advisory fees - related parties                          2,500         (2,500)(H)
  Property taxes                                          61,585          8,415 (I)        70,000
  Amortization of unearned directors' compensation        13,500              0 (J)        13,500
                                                     -----------    -----------       -----------
      Total expenses                                   1,048,451        (34,011)        1,014,440
                                                     -----------    -----------       -----------
Estimated net income                                 $  (238,866)   $   176,649       $   (62,217)
                                                     -----------    -----------       -----------
                                                     -----------    -----------       -----------

Estimated net income per share                                                        $     (0.04)
                                                                                      -----------
                                                                                      -----------

Estimated weighted average shares outstanding                                           1,514,049
                                                                                      -----------
                                                                                      -----------

                   See notes to estimated pro forma financial statements.

                                   HOST FUNDING, INC.
                         ESTIMATED PRO FORMA STATEMENT OF INCOME
                                      (UNAUDITED)


                                                                 Three Months Ended
                                                                    March 31, 1997
                                                     --------------------------------------------
                                                                     Pro Forma
                                                     Historical     Adjustments        Pro Forma
Revenues:
  Lease revenue - related party                      $   200,512    $  (200,512)(A)   $
  Lease revenue - Crossroads                                -           888,589 (B)       888,589
  Interest income - related parties                       44,895         14,525 (B)        59,420
  Interest income                                           -                 0 (C)
  FF&E reserve income - related parties                                       0
                                                     -----------    -----------       -----------
      Total revenues                                     245,407        702,602           948,009
                                                     -----------    -----------       -----------

Expenses:                                                                       (D)
  Interest                                               102,631        470,817 (E)       573,448
  Depreciation and amortization                           35,937        184,455 (F)       220,392
  Administrative expenses - related parties              180,000       (180,000)(G)
  Administrative expenses - other                           -           137,100 (H)       137,100
  Advisory fees - related parties                           -                 0 (I)
  Property taxes                                          16,578         53,422 (J)        70,000
  Amortization of unearned directors' compensation          -            13,500 (S)        13,500
  Provision for income taxes                                                  0 (T)          -
                                                     -----------    -----------       -----------
      Total expenses                                     335,146        679,294         1,014,440
                                                     -----------    -----------       -----------
Estimated net income                                 $   (89,739)   $    23,308       $   (66,431)
                                                     -----------    -----------       -----------
                                                     -----------    -----------       -----------

Estimated net income per share                                                        $     (0.04)
                                                                                      -----------
                                                                                      -----------

Estimated weighted average shares outstanding                                           1,514,049
                                                                                      -----------
                                                                                      -----------

                   See notes to estimated pro forma financial statements.

                              HOST FUNDING, INC.
               NOTES TO ESTIMATED PRO FORMA FINANCIAL STATEMENTS
                                (UNAUDITED)


     (A) Represents the effect of the reversal of the lease revenue - related party, which leases were terminated upon the completion of the Stock Offering.

     (B) Represents the effect of the Transferred, Acquired Properties and Flagstaff Leases with Crossroads, Unsecured Directors' Compensation Notes and Related Party Note Receivable on revenues. Rent is derived from annual base rent and percentage rent calculated based upon various revenue and percentage levels for individual leases on individual hotels as follows:

                                                        Twelve                            Three          Three
                                                       Mo. Ended      Year Ended        Mo. Ended      Mo. Ended
                                                       March 31,      December 31,      March 31,      March 31,
                                                         1997             1996            1997           1996
                                                     ------------     ------------     -----------    ----------
     Base and Percentage Rent                        $  3,724,189     $  3,726,387     $   892,803    $   888,589
     Less:  Amounts included in historical
          operating results                            (2,011,322)      (1,262,165)       (749,157)            0
                                                     ------------     ------------     -----------    ----------
                                                     $  1,712,867     $  2,464,222     $   143,646    $  888,589
                                                     ------------     ------------     -----------    ----------
                                                     ------------     ------------     -----------    ----------
Interest Income - related parties is as follows:
     Related party note receivable                   $    237,681     $    237,681     $    59,420    $   59,420
     Less:  Amounts included in historical
          operating results                              (233,992)        (219,467)        (59,420)      (44,895)
                                                     ------------     ------------     -----------    ----------
                                                     $      3,689     $     18,214     $         0    $   14,525
                                                     ------------     ------------     -----------    ----------
                                                     ------------     ------------     -----------    ----------

In addition, the Company is responsible for replacement reserve expenditures under the Transferred, Acquired Properties and Flagstaff Leases with Crossroads, which amounts are equal to 6% of Transferred Property gross revenues, 4% of Acquired Properties gross revenues and 5% of Flagstaff gross revenues.

     (C) For Pro Forma estimated purposes, no interest income is recognized.

     (D) Represents the effects of payments due and amortization of loan fees for the Cross Host and Host Ventures Loan Facilities after the Acquired Properties and Flagstaff acquisitions as follows:

                                                        Twelve                            Three          Three
                                                       Mo. Ended      Year Ended        Mo. Ended      Mo. Ended
                                                       March 31,      December 31,      March 31,      March 31,
                                                         1997             1996            1997           1996
                                                     ------------     ------------     -----------    ----------
     Interest Expense                                $  2,293,792     $  2,293,792     $   573,448    $  573,448
     Less:  Amounts included in historical
       operating results                               (1,196,533)        (780,015)       (519,149)     (102,631)
                                                     ------------     ------------     -----------    ----------
                                                     $  1,097,259     $  1,513,777     $    54,299    $  470,817
                                                     ------------     ------------     -----------    ----------
                                                     ------------     ------------     -----------    ----------

     (E) Represents the effect of the acquisition of the Initial Hotels, Mission Bay, the Acquired Properties and Flagstaff on depreciation and amortization expense. Depreciation expense is calculated on a straight line basis over the estimated lives of buildings, improvements and equipment of up to 35 years. Franchise fee amortization is calculated on a straight-line basis over the life of the franchise agreement.

                                                        Twelve                            Three          Three
                                                       Mo. Ended      Year Ended        Mo. Ended      Mo. Ended
                                                       March 31,      December 31,      March 31,      March 31,
                                                         1997             1996            1997           1996
                                                     ------------     ------------     -----------    ----------
     Depreciation and amortization expense           $    881,569     $   881,569      $   220,392    $  220,392
     Less:  Amounts included in historical
       operating results                                 (430,562)        (289,098)       (177,401)      (35,937)
                                                     ------------     ------------     -----------    ----------
                                                     $    451,007     $    592,471     $    42,991    $  184,455
                                                     ------------     ------------     -----------    ----------
                                                     ------------     ------------     -----------    ----------

      (F) Represents the reversal of the administrative expenses - related parties, which agreement was canceled upon completion of the Stock Offering.

      (G) Represents estimated general and administrative expenses of Host Funding related to independent trustee fees, legal, accounting, employment agreements and other administrative expenses as detailed below.

                                                        Twelve                            Three          Three
                                                       Mo. Ended      Year Ended        Mo. Ended      Mo. Ended
                                                       March 31,      December 31,      March 31,      March 31,
                                                         1997             1996            1997           1996
                                                     ------------     ------------     -----------    ----------
     Independent trustee fees                        $     20,000     $     20,000     $     5,000    $    5,000
     Legal fees                                            40,000           40,000          10,000        10,000
     Accounting fees                                       40,000           40,000          10,000        10,000
     Employment agreements                                335,000          335,000          83,750        83,750
     Other administrative expense                         113,400          113,400          28,350        28,350
     Less:  Amounts included in historical
       operating results                                 (702,296)        (427,980)       (274,316)            0
                                                     ------------     ------------     -----------    ----------
                                                     $   (153,896)    $    120,420     $  (137,216)   $  137,100
                                                     ------------     ------------     -----------    ----------
                                                     ------------     ------------     -----------    ----------

These amounts have been estimated by Host Funding based on management's experience and/or discussions with service providers.

     (H) Represents the reversal of the Advisory fees - related parties which agreement was terminated February 1, 1997.

     (I) Represents the estimated property taxes due after execution of the Transferred, Acquired Properties and Flagstaff Leases, which expense is the obligation of the lessor.

     (J) Represents amortization of unearned director's compensation for independent directors pursuant to vesting provisions in the share purchase plan agreements and the assumption the directors will become fully vested.

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Host Funding, Inc.


We have audited the consolidated financial statements and the financial statement schedule of Host Funding, Inc. and subsidiary listed in the index on page 31 of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

COOPERS & LYBRAND, L.L.P.


San Diego, California
February 14, 1997, except as to the information presented in Note 8, for which the date is March 14, 1997

                               HOST FUNDING, INC.
                           CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------------
                                                                      December 31,   December 31,
                                                                          1996           1995
-------------------------------------------------------------------------------------------------
                                     ASSETS

LAND, PROPERTY AND EQUIPMENT - AT COST:
  Building and improvements                                            $12,644,239    $ 1,813,261
  Furnishings and equipment                                              1,952,233        285,929
  Less accumulated depreciation                                           (391,009)      (103,663)
                                                                       -----------    -----------
                                                                        14,205,463      1,995,527
  Land                                                                   4,808,047        642,287
                                                                       -----------    -----------

       Land, property and equipment - net                               19,013,510      2,637,814

CASH AND CASH EQUIVALENTS                                                  218,693            500

RESTRICTED CASH                                                            128,952           -

RENT RECEIVABLE - CROSSROADS                                               223,160           -

DUE FROM RELATED PARTIES                                                    30,390         35,234

LONG-TERM ADVANCES TO CROSSROADS                                           225,000           -

LOAN COMMITMENT FEES - Net                                                 502,338         21,146

FRANCHISE FEES - Net                                                        58,250           -

PREPAID AND OTHER ASSETS                                                    35,282           -
                                                                       -----------    -----------

       TOTAL                                                           $20,435,575    $ 2,694,694
                                                                       -----------    -----------
                                                                       -----------    -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
LONG-TERM DEBT                                                         $15,500,000    $ 4,155,321

NOTES PAYABLE                                                                 -            75,244

ACCOUNTS PAYABLE                                                            38,354           -

ACCRUED INTEREST                                                           114,886         40,963

ACCRUED PROPERTY TAXES                                                      78,940           -

ACCOUNTS PAYABLE - STOCK ISSUANCE COSTS                                       -           325,000

DEFERRED INCOME TAXES                                                         -           163,000
                                                                       -----------    -----------

       Total liabilities                                                15,732,180      4,759,528
                                                                       -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
  Class A Common stock, at December 31, 1996 and 1995, $.01 par value; authorized 50,000,000 and 1,000, respectively; issued and
    outstanding 1,234,049 and 100 shares, respectively                      12,340               1
  Class B Common stock, at December 31, 1996, $.01 par value;
    authorized 4,000,000 shares; issued and outstanding
    140,000 shares                                                           1,400           -
  Class C Common stock, at December 31, 1996, $.01 par value;
    authorized 4,000,000 shares; issued and outstanding
    140,000 shares                                                           1,400           -
  Additional Paid in Capital                                             7,501,494           -
  Accumulated Deficit                                                     (744,772)      (259,160)
  Less: Related party note receivable                                   (1,805,675)    (1,805,675)
  Less: Unearned directors' compensation                                  (262,792)          -
                                                                       -----------    -----------

       Total shareholders' equity (deficit)                              4,703,395     (2,064,834)
                                                                       -----------    -----------

       TOTAL                                                           $20,435,575    $ 2,694,694
                                                                       -----------    -----------
                                                                       -----------    -----------

                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                               HOST FUNDING, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                       NINE MONTHS ENDED DECEMBER 31, 1995

                                                             TWELVE AND
                                                         NINE MONTHS ENDED
                                                             DECEMBER 31,
                                                          1996           1995
                                                       ------------------------
REVENUES:
   Lease revenue - related party                       $  278,453    $  806,670
   Lease revenue - Crossroads                           1,262,165          -
   Interest income - related parties                      219,467       135,673
   Interest income                                          8,698          -
                                                       ----------    ----------
        Total revenue                                   1,768,783       942,343
                                                       ----------    ----------
 EXPENSES:
   Interest expense                                       780,015       322,461
   Depreciation and amortization                          289,098       111,099
   Administrative expenses - related party                224,000       540,000
   Administrative expenses - other                        427,980          -
   Advisory fees - related party                           21,083          -
   Property taxes                                         138,675          -
   Amortization of unearned directors' compensation        37,208          -
                                                       ----------    ----------
        Total expenses                                  1,918,059       973,560
                                                       ----------    ----------
LOSS  BEFORE INCOME TAXES                                (149,276)      (31,217)

BENEFIT FOR INCOME TAXES                                     -           (3,000)
                                                       ----------    ----------
NET  LOSS                                              $ (149,276)   $  (28,217)
                                                       ----------    ----------
                                                       ----------    ----------
NET LOSS PER SHARE                                     $    (0.12)   $    (0.04)
                                                       ----------    ----------
                                                       ----------    ----------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                              1,244,668       690,000
                                                       ----------    ----------
                                                       ----------    ----------

                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                               HOST FUNDING, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE
                       NINE MONTHS ENDED DECEMBER 31, 1995

                                      Class A   Class B   Class C   Additional
                                       Common    Common    Common     Paid in
                                       Stock     Stock     Stock      Capital
                                      -------    ------    ------   ----------
CONTRIBUTION OF NET ASSETS AND
LIABILITIES FOR COMMON STOCK AND
ACCUMULATED DEFICIT ON APRIL 1, 1995  $     1    $   -     $   -    $     -

REDUCTION IN STOCK ISSUANCE COSTS          -         -         -          -
NET LOSS                                   -         -         -          -
                                      -------    ------    ------   ----------
BALANCE,  December 31, 1995                 1        -         -          -

COMMON STOCK ISSUED IN PUBLIC
STOCK OFFERING                          3,000        -         -     2,697,000

COMMON STOCK ISSUED IN PRIVATE
PLACEMENT                               2,000        -         -     1,798,000

COMMON STOCK ISSUED PURSUANT TO
MISSION BAY ACQUISITION AGREEMENT       2,520        -         -     2,517,970

COMMON STOCK ISSUED TO PARTNERS
OF AAG                                  4,099     1,400     1,400       (6,899)

COMMON STOCK ISSUED TO INDEPENDENT
DIRECTORS                                 300        -         -       299,700

COMMON STOCK ISSUED FOR ACQUIRED
PROPERTIES ACQUISITION FEE                420        -         -       338,205

RECLASS OF STOCK ISSUANCE COSTS
AGAINST ADDITIONAL PAID IN CAPITAL         -         -         -       (64,943)

INCREASE IN STOCK ISSUANCE COSTS           -         -         -       (77,539)

AMORTIZATION OF UNEARNED DIRECTORS'
COMPENSATION                               -         -         -          -

ELIMINATION OF DEFERRED INCOME
TAXES FROM CONVERSION TO REIT              -         -         -          -

DISTRIBUTIONS PAID                         -         -         -          -

NET LOSS                                   -         -         -          -
                                      -------    ------    ------   ----------
BALANCE, December 31, 1996            $12,340    $1,400    $1,400   $7,501,494
                                      -------    ------    ------   ----------
                                      -------    ------    ------   ----------

                                                      Related      Unearned        Total
                                      Accumulated    Party Note    Directors'    Shareholders'
                                        Deficit      Receivable   Compensation  Equity (Deficit)
                                      -----------   -----------   ------------  ----------------
CONTRIBUTION OF NET ASSETS AND
LIABILITIES FOR COMMON STOCK AND
ACCUMULATED DEFICIT ON APRIL 1, 1995   $(305,943)   $(1,805,675)   $     -       $(2,111,617)

REDUCTION IN STOCK ISSUANCE COSTS         75,000            -            -            75,000
NET LOSS
                                       ---------    -----------    ---------     -----------
BALANCE,  December 31, 1995             (259,160)    (1,805,675)         -        (2,064,834)

COMMON STOCK ISSUED IN PUBLIC
STOCK OFFERING                                -             -            -         2,700,000

COMMON STOCK ISSUED IN PRIVATE
PLACEMENT                                     -             -            -         1,800,000

COMMON STOCK ISSUED PURSUANT TO
MISSION BAY ACQUISITION AGREEMENT             -             -            -         2,520,490

COMMON STOCK ISSUED TO PARTNERS
OF AAG                                        -             -            -                 0

COMMON STOCK ISSUED TO INDEPENDENT
DIRECTORS                                     -             -       (300,000)              0

COMMON STOCK ISSUED FOR ACQUIRED
PROPERTIES ACQUISITION FEE                    -             -            -           338,625

RECLASS OF STOCK ISSUANCE COSTS
AGAINST ADDITIONAL PAID IN CAPITAL        64,943            -            -                 0

INCREASE IN STOCK ISSUANCE COSTS              -             -            -           (77,539)

AMORTIZATION OF UNEARNED DIRECTORS'
COMPENSATION                                  -             -         37,208          37,208

ELIMINATION OF DEFERRED INCOME
TAXES FROM CONVERSION TO REIT            163,000            -            -           163,000

DISTRIBUTIONS PAID                      (564,279)           -            -          (564,279)

NET LOSS                                (149,276)           -            -          (149,276)
                                       ---------    -----------    ---------     -----------
BALANCE, December 31, 1996             $(744,772)   $(1,805,675)   $(262,792)    $ 4,703,395
                                       ---------    -----------    ---------     -----------
                                       ---------    -----------    ---------     -----------

                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                               HOST FUNDING, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                     THE NINE MONTHS ENDED DECEMBER 31, 1995

------------------------------------------------------------------------------------------
                                                                    1996           1995
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                     $   (149,276)   $ (28,217)
   Adjustments to reconcile net loss to net cash:
       provided by operating activities
       Depreciation and amortization                                 289,098      111,099
       Deferred taxes                                                      -       (3,000)
       Amortization of loan fees                                     216,500         -
       Amortization of unearned directors' compensation               37,208         -
   Changes in operating assets and liabilities:
       Rent and interest receivable - due from related parties         4,844      (35,234)
       Rent receivable - Crossroads                                 (223,160)        -
       Payment of loan fees                                         (697,692)        -
       Prepaid and other assets                                      (14,800)
       Accounts payable and accrued expenses                         191,217       40,963
                                                                ------------    ---------
       Net cash (used in) provided by operating activities          (346,061)      85,611
                                                                ------------    ---------
INVESTING ACTIVITIES:
   Acquisition of land, property and equipment                   (13,803,929)        -
   Restricted cash                                                  (128,952)        -
   Long-term advances to Crossroads                                 (225,000)        -
   Franchise fees                                                    (60,000)
   Prepaid and other assets                                          (20,482)        -
                                                                ------------    ---------
       Net cash used in investing activities                     (14,238,363)           0
                                                                ------------    ---------
FINANCING ACTIVITIES:
   Borrowings on long-term debt and notes payable                 15,500,000      120,000
   Proceeds from common stock issued in Stock Offering
       and Private Placement                                       4,500,000         -
   Payments on long-term debt and notes payable                   (4,230,565)    (105,111)
   Stock issuance costs                                             (402,539)    (100,000)
   Distributions paid                                               (564,279)        -
                                                                ------------    ---------

       Net cash provided by (used in) financing activities        14,802,617      (85,111)
                                                                ------------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                              218,193          500

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         500            0
                                                                ------------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    218,693    $     500
                                                                ------------    ---------
                                                                ------------    ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
   Cash paid during the period for interest                     $    610,408    $ 281,498
                                                                ------------    ---------
                                                                ------------    ---------
   Cash paid during the period for income taxes                 $         0     $       0
                                                                ------------    ---------
                                                                ------------    ---------

                                  (Continued)

                               HOST FUNDING, INC.
                             STATEMENT OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                     THE NINE MONTHS ENDED DECEMBER 31, 1995

---------------------------------------------------------------------------------------------
                                                                    1996            1995
---------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION (Continued)
   Non-cash investing activities:
       Contribution of net assets and liabilities for
       common stock and accumulated deficit
           Land, property and equipment                         $       -       $  2,741,477
           Loan commitment fees                                         -             28,582
           Related party note receivable                                -          1,805,675
           Long-term debt                                               -         (4,215,676)
           Common Stock                                                 -                 (1)
                                                                ------------    ------------
                                                                          0          360,057
                                                                ------------    ------------
       Less:  Liabilities and accumulated deficit
       resulting from the contribution of net
       assets and liabilities
           Accounts payable stock issuance costs                        -           (500,000)
           Reduction in accounts payable stock issuance costs           -             75,000
           Deferred income taxes                                        -           (166,000)
           Accumulated deficit                                          -            305,943
           Reduction in stock issuance costs                            -            (75,000)
                                                                          0         (360,057)
                                                                ------------    ------------
           Net non-cash investing activity                      $          0    $          0
                                                                ------------    ------------
                                                                ------------    ------------
       Common stock issued pursuant to Mission Bay
       Acquisition Agreement
           Land, property and equipment                         $(2,520,490)    $       -
           Class A common stock                                       2,520             -
           Additional paid in capital                             2,517,970             -
                                                                ------------    ------------
           Net non-cash investing activity                      $          0    $          0
                                                                ------------    ------------
                                                                ------------    ------------
       Common stock issued to partners of AAG
           Class A common stock                                 $     4,099     $       -
           Class B common stock                                       1,400             -
           Class C common stock                                       1,400             -
           Additional paid in capital                                (6,899)            -
                                                                ------------    ------------
           Net non-cash investing activity                      $          0    $          0
                                                                ------------    ------------
                                                                ------------    ------------
       Common stock issued to independent directors
           Class A common stock                                 $       300     $       -
           Additional paid in capital                               299,700             -
           Unearned directors' compensation                        (300,000)            -
                                                                ------------    ------------
           Net non-cash investing activity                      $          0    $          0
                                                                ------------    ------------
                                                                ------------    ------------
       Reclass of deferred income taxes and stock issuance
        costs due to Stock Offering
           Deferred income taxes                                $   (163,000)   $       -
           Additional paid in capital                                (64,943)           -
           Retained earnings                                         227,943            -
                                                                ------------    ------------
           Net non-cash investing activity                      $          0    $          0
                                                                ------------    ------------
                                                                ------------    ------------
       Common stock issued for Acquired Properties
       Acquisition Fee
           Class A common stock                                 $        420    $       -
           Additional paid in capital                                338,205            -
           Land, property and equipment                             (338,625)           -
                                                                ------------    ------------
           Net non-cash investing activity                      $          0    $          0
                                                                ------------    ------------
                                                                ------------    ------------

                                                                     (Concluded)

                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                               HOST FUNDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On April 22, 1996, Host Funding raised additional capital via an initial public offering of Class A common stock (the "Stock Offering"). The Stock Offering issued 500,000 common shares and raised net cash proceeds totaling $3,997,461 (300,000 of publicly offered shares at $3,000,000 net of $300,000 of sales commissions and 200,000 privately placed shares at $1,800,000 for a total of $4,500,000, net of issuance costs of $502,539). Host Funding used the capital raised from the Stock Offering to pay down long-term debt, to pay expenses of the formation of Host Funding, and for working capital purposes.

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

     LOAN COMMITMENT FEES

     The loan commitment fees are amortized over the terms of the loans using the straight-line method which approximates the effective interest rate method. Accumulated amortization of loan fees totaled $195,355 and $28,424 as of December 31, 1996 and 1995, respectively.

     FRANCHISE FEES

     Franchise fees are being amortized on a straight-line basis over the fifteen (15) year life of the franchise agreements. Accumulated amortization of franchise fees totaled $1,750 as of December 31, 1996.

     REVENUES

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

     INCOME TAXES

     Host Funding had adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and income tax purposes and operating loss and tax credit carry forwards.

     Deferred income tax benefit totaled $3,000 for the year ended December 31, 1995. The deferred income tax liability as of December 31, 1995, totaling $163,000, was reversed and credited to retained earnings upon consummation of the Stock Offering in 1996. The reason for the reversal of the deferred tax liability is that upon completion of the Stock Offering, Host Funding will elect REIT status and intends to meet the Code requirements and be taxed as a REIT. As a result, no future deferred tax liability will be required.

     Host Funding will elect to be treated as a REIT under the provisions of the Code beginning with the 1996 year. As a result, Host Funding will not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually 95% of its taxable income to its shareholders and complies with certain other requirements (see note 7). Host Funding is subject to state income and franchise taxes in certain states which it operates. There is no provision for Federal income taxes for the year ended December 31, 1996, as Host Funding will elect REIT status and has a net operating loss carry forward of $348,000 expiring in 2011 and 2010. Host Funding elected not to recognize this deferred tax asset as future utilization of this net operating loss is uncertain.

     As of December 31, 1996, Host Funding's net assets for federal tax reporting purposes totaled approximately $19,900,000.

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

     The Amended Transferred Property Leases and the Acquired Property Leases (the "Combined Leases") are for a term of 15 years from the effective dates. Combined total annual base rentals of $2,631,600 are due, plus percentage rentals ranging from 28.75% to 40% of year to date revenues less varying break even thresholds adjusted annually by defined percentages for each motel under the Combined Leases. Base and percentage rentals under the Combined Leases totaled $1,091,654 and $170,511, respectively, for the year ended December 31, 1996.

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

     Concurrent with the change in base rent due for each Amended Transferred Property Lease, the requirement for Crossroads to set aside in a replacement reserve $125 per room, per quarter, increased annually by inflation factors, was terminated. As of December 31, 1996, Crossroads has on deposit in a replacement reserve account net remaining funds totaling approximately $80,000 which are available for capital improvements on the Transferred Properties.

     Under the Amended Transferred Property Leases, effective October 1, 1996, CrossHost is required to fund into a replacement reserve (the "Replacement Reserve") an amount equal to six percent (6%) of gross room revenue for the proceeding month. In addition, under the Acquired Property Leases, CrossHost is required to set aside in the Replacement Reserve an amount equal to 4% of gross room revenue during years one (1) to four (4) and 6% of gross room revenue during years five (5) and thereafter. Capital expenditures generally must be jointly approved by CrossHost and Crossroads. Replacement Reserve contributions due from CrossHost under the Combined Leases totaled $75,683 for the period October 1 to December 31, 1996. As of December 31, 1996 Replacement Reserve contributions totaling $67,294 have been funded by CrossHost, which amount is included in restricted cash, with $8,389 in Replacement Reserve contributions due.

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

     CrossHost, under the Combined Leases, was required to provide long-term non-interest bearing advances totaling $225,000 to Crossroads to be used for working capital purposes which is due back to CrossHost at the end of the term of each Acquired Property Lease.

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

     Minimum future base rents due under operating leases for the five years ending December 31, 1997 to 2001 and thereafter are as follows:

                    1997                            $ 2,631,600
                    1998                              2,992,800
                    1999                              2,992,800
                    2000                              2,992,800
                    2001                              2,992,800
                    Thereafter                       28,897,150
                                                    -----------
                    Total                           $43,499,950
                                                    -----------
                                                    -----------

NOTE 3.  LONG-TERM DEBT AND NOTES PAYABLE

     LONG-TERM DEBT:

     A summary of Host Funding's long-term debt as of December 31 follows:

                                                       1996          1995
                                                    -----------   ----------
     First mortgage note payable to bank;
     8.5% interest until March 1994, prime
     plus 1.5% but not less than 8.5%
     thereafter (prime was 9% at December 31,
     1995), adjusted annually; payments of
     $11,823 monthly, due March 1998; personal
     guarantees of Guy E. and Dorothy Hatfield      $      --     $1,094,146(A)

     First mortgage not payable to bank; 8.75%
     interest; payments of $11,244 monthly; due
     February 1998.                                        --      1,011,545(B)

     First mortgage note payable to bank; prime
     plus 2%, adjusted quarterly (prime was 9%
     at December 31, 1995); payments of $9,174
     monthly, due March 1998.                              --        889,630(A)

     First mortgage note payable to bank; prime
     plus 1/2% interest rate adjusted daily (prime
     was 9% at December 31, 1995); accrued interest
     plus principal are due on March 31, 1996.             --      1,160,000(A)

     First mortgage note payable, interest at
     LIBOR plus 304.5 basis points, adjusted
     monthly (LIBOR was 5.53906% at December 31,
     1996); payable monthly; due October 1997
     (for information regarding the refinancing
     see note 7).                                    15,500,000         --
                                                    -----------   ----------
                                                     15,500,000    4,155,321

     Less current portion                            15,500,000    1,251,844
                                                    -----------   ----------
                                                    $         0   $2,903,477
                                                    -----------   ----------
                                                    -----------   ----------

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

     NOTES PAYABLE:

     In July 1995, Host Funding entered into a second mortgage collateralized by the Poplar Bluff, Missouri and Rock Falls, Illinois motels totaling $100,000 at an interest rate of prime plus 2% payable interest only on August 15, 1995 and, thereafter, in monthly installments of $12,000, including principal and interest, commencing September 15, 1995. The note balance as of December 31, 1995 totaled $55,244. The note was paid off upon completion of the Stock Offering.

     In October 1995, Host Funding entered into an unsecured note payable totaling $20,000. This note bore interest at 10% and was due and payable March 31, 1996. The note balance as of December 31, 1995 totaled $20,000. The note was paid off upon completion of the Stock Offering.

NOTE 4.  SHAREHOLDERS' EQUITY

     Host Funding is authorized to issue 55,000,000 shares of common stock, consisting of 50,000,000 shares of Class A common stock, $.01 par value per share, and 4,000,000 shares of Class B common stock, $.01 par value per share and 1,000,000 shares of Class C common stock, $.01 par value per share.

     Upon consummation of the Stock Offering and Mission Bay Acquisition Agreement, Host Funding sold to each independent director then in office 10,000 shares of Class A common stock at a price per share equal to $10 per share. The purchase price ($300,000) will be paid by them through delivery of a five year promissory note executed in favor of Host Funding by each purchaser, which shall bear interest, payable quarterly, at a fixed rate equal to 7% per annum. Principal payments totaling 2% of the original principal will be due annually. The shares of common stock purchased by each independent director will be pledged to Host Funding to collateralize payment of the promissory note, which shall be non-recourse to the maker, except to 10% of the principal amount due from directors. Host Funding has agreed to forgive the promissory notes issued in exchange for the shares of common stock in increments of 18% of the principal amount per annum for each year that the maker remains a director of Host Funding. The estimated annual amortization of unearned director's compensation is expected to total $54,000 based upon the issuance of a total of 30,000 shares to three directors. Interest income - related party, paid or accrued by the directors, to Host Funding totaled $14,528 for the year ended December 31, 1996. As of December 31, 1996, $819 remains payable to Host Funding and is included in due from related parties.

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

NOTE 5.  RELATED PARTY TRANSACTIONS

     RELATED PARTY NOTE RECEIVABLE:

     As described in note 1, on April 1, 1995, AAG, as part of the Contribution and Assumption Agreement, contributed the Related Party Note to Host Funding. The Related Party Note is due from Guy and Dorothy Hatfield and their two children, sole limited partners, and AAG, Inc., sole general
     partner (the "AAG Partners"), of AAG.   The principal balance of the
     Related Party Note dated March 31, 1995, as of December 31, 1996, is $1,805,675, with interest payable quarterly, commencing November 15, 1995, at 10% per annum, adjusted to 12% per annum upon completion of the Stock Offering, with remaining outstanding principal and unpaid accrued interest due and payable on March 31, 2000. The Related Party Note was secured by second trust deeds on properties located in Central City, Kentucky; Lebanon, Kentucky; Miner, Missouri; and Dexter, Missouri. The collateral for the Related Party Note was provided via a Lent Collateral Agreement from Hatfield Inn, Inc., a Delaware corporation ("Hatfield Inn") 100% owned by Guy and Dorothy Hatfield. In September 1995, the Related Party Note was amended to remove the obligation of AAG to maintain real property security, conditioned upon the delivery to Host Funding of an unconditional guarantee by Guy and Dorothy Hatfield. The Related Party Note is classified in the

     Shareholders' Equity (Deficit) section of the balance sheet as it was contributed to AAG and, in turn, Host Funding to provide equity to AAG and Host Funding, respectively. Interest income - related parties, paid or accrued by the AAG partners to Host Funding, totaled $204,939 and $135,673 for the year ended December 31, 1996 and for the nine months ended December 31, 1995, respectively. As of December 31, 1996, $33,706 of Related Party
     Note interest is payable and included in due from related parties.

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

     RELATED PARTY CONSULTING AGREEMENT:

     Host Funding entered into a consulting agreement (The "Related Party Consulting Agreement") with AAG effective April 1, 1995 to provide advisory, accounting and other consulting services to Host Funding for a monthly fee of $60,000 plus annual additional compensation as mutually agreed upon. Related party consulting fees totaling $224,000 and $540,000 for the year ended December 31, 1996 and for the nine months ended December 31, 1995, respectively, were paid or accrued to AAG under the Related Party Consulting Agreement. The Related Party Consulting Agreement was canceled upon completion of the Stock Offering.

     RELATED PARTY ADVISORY AGREEMENT:

     Host Funding has entered into an Advisory Agreement (the "Advisory Agreement") with Host Funding Advisors, Inc., a Delaware corporation (the "Advisor") on the close of the Stock Offering. The Advisor was formed on June 23, 1994. Pursuant to the Advisory Agreement, the Advisor will provide information, advice, assistance, and facilities to Host Funding in connection with Host Funding's future investment in hotel properties. Additionally, the Advisor will administer the daily operations of Host Funding, negotiate on Host Funding's behalf, act as agent for Host funding in collecting funds and paying debts, and generally manage and operate Host Funding. In consideration for such services, Host Funding will compensate the Advisor in the amount of $30,000 per year. The Advisor is an affiliate of Ian Gardner-Smith, a director and officer of CrossHost, and Michael S. McNulty, a director and president of Host Funding and CrossHost. Advisory fees totaling $21,083 were paid or accrued during the calendar year ended December 31, 1996. Effective January 31, 1997, the Advisory Agreement was canceled for payment of a fee at $30,000 and the Registrant became self-administered.

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

     The Acquisition Agreement is for a term of five years, as amended, from February 3, 1997 or when net fees earned by the Acquisition Company exceed $9 million, subject to a 30 day cancellation provision by either party. Further, the Acquisition Company is entitled to receive an acquisition fee of no less than 2% and up to 6% of the gross purchase price of the Acquired Properties, subject to the 30 day cancellation provision, plus reimbursement of certain expenses (the "Acquired Properties Acquisition Fee"). The Acquired Properties Acquisition Fee is payable in cash or, at the option of the Acquisition Company, in the Class A Common Stock of Host Funding. Host Funding and the Acquisition Company agreed that the Acquired Properties Acquisition Fee earned by the Acquisition Company relating to the Acquired Properties was 42,000 shares of the Class A Common Stock of the Registrant valued at $10 per share and payable as of September 19, 1996 (the Ocean Springs closing date). The shares of Class A Common Stock received by the Acquisition Company in payment of the Acquired Properties Acquisition Fee will be restricted securities under the Securities Act of 1933 and subject to the resale provisions of Rule 144 promulgated under the Act. The last traded price of the stock of Host Funding on the American Stock Exchange on September 19, 1996 was $8.0625 per share. Host Funding has recorded the Acquired Properties Acquisition Fee on the Acquired Properties at the fair market value of the Class A Common Stock on September 19, 1996. The Acquired Properties Acquisition Fee (based upon a value of $8.0625 per share or $338,625) represents approximately 2.5% of the gross purchase price totaling $13,285,000 excluding closing expenses of the Acquired Properties.

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

     Hotel Mortgage Resources Corp. ("HMRC"), an affiliate of Mr. Ian Gardner-Smith and Michael S. McNulty, in connection with the Loan Facility discussed in Note 1 and 3, received a loan origination fee of $232,500 plus reimbursement of expenses of approximately $20,000 during the year ended December 31, 1996. The total fees received by affiliates relating to the acquisition of the Acquired Properties, including loan origination fees, the Acquired Properties Acquisition Fee and the expense reimbursement, totaled approximately $591,125.

     HMRC, during the year ended December 31, 1996, also received expense reimbursements for stock issuance costs totaling $105,679 and for travel and other related expenses which are included in administrative and other expenses totaling $23,455. Loan application fees totaling $5,000 were paid to HMRC during the year ended December 31, 1996.

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


                                            (Unaudited)
                                                                Nine Months
                                            Year Ending            Ending
                                            December 31,        December 31,
                                                1996                1995
                                            ------------        ------------
          Revenues                           $3,318,000          $2,524,000
          Net Income                         $  463,000          $  382,000
          Earnings Per Share                 $     0.31          $     0.25
          Weighted Average Number of
            Common Shares Outstanding         1,514,049           1,514,049


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

     Aggregate principal payments under the CrossHost and Host Ventures Loan Facilities for the next five calendar years ended December 31 and thereafter are as follows:

                    1997                     $   150,951
                    1998                         244,973
                    1999                       8,994,179
                    2000                         295,777
                    2001                         325,004
                    Thereafter                11,714,116
                                             -----------
                    Total                    $21,725,000
                                             -----------
                                             -----------

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

SCHEDULE III
                                HOST FUNDING, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1996

------------------------------------------------------------------------------

                                                                                  COSTS SUBSEQUENT         GROSS AMOUNT AT WHICH
                                                  INITIAL COST TO COMPANY          TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                                 --------------------------  --------------------------  --------------------------
                                                              BUILDINGS AND               BUILDINGS AND               BUILDINGS AND
DESCRIPTION                   ENCUMBRANCES (1)     LAND       IMPROVEMENTS      LAND      IMPROVEMENTS      LAND      IMPROVEMENTS
-----------                   ----------------   ----------   ------------   ----------   ------------   ----------   ------------
Hotel Assets:
Super 8, Rock Falls, IL         $                $  131,627    $   491,711   $        -    $         -   $  131,627   $   491,711
Super 8, Somerset, KY                               170,000        449,541            -              -      170,000       449,541
Super 8, Miner, MO                                  187,660        461,494            -              -      187,660       461,494
Super 8, Poplar Bluff, MO                           153,000        410,515            -              -      153,000       410,515
Super 8, San Diego, CA                              702,500      1,826,500            -              -      702,500     1,826,500
Sleep Inn, Ocean Springs, MS                        924,162      2,402,821            -              -      924,162     2,402,821
Sleep Inn, Destin, FL                               993,429      2,582,915            -              -      993,429     2,582,915
Sleep Inn, Sarasota, FL                             834,990      2,170,975            -              -      834,990     2,170,975
Sleep Inn, Tallahassee, FL                          710,679      1,847,767            -              -      710,679     1,847,767
                                -----------      ----------    -----------   ----------    -----------   ----------   -----------
                                $15,500,000      $4,808,047    $12,644,239   $        0    $         0   $4,808,047    12,644,239
                                -----------      ----------    -----------   ----------    -----------   ----------
                                -----------      ----------    -----------   ----------    -----------   ----------

                                                                                           Land                         4,808,047
                                                                                           Furniture and equipment      1,952,233
                                                                                                                      -----------
                                                                                           Total hotels and land
                                                                                            under lease               $19,404,519
                                                                                                                      -----------
                                                                                                                      -----------



                               ACCUMULATED
                              DEPRECIATION &     YEAR OF        DATE
DESCRIPTION                    AMORTIZATION    CONSTRUCTION   ACQUIRED   LIFE
-----------                   --------------   ------------   --------   ----
Hotel Assets:
Super 8, Rock Falls, IL         $ 18,099           1985        4/1/95     35
Super 8, Somerset, KY             23,014           1985        4/1/95     35
Super 8, Miner, MO                25,198           1985        4/1/95     35
Super 8, Poplar Bluff, MO         23,462           1985        4/1/95     35
Super 8, San Diego, CA            26,872           1987        4/22/96    35
Sleep Inn, Ocean Springs, MS      15,439           1995        9/19/96    35
Sleep Inn, Destin, FL             16,596           1992        9/13/96    35
Sleep Inn, Sarasota, FL           13,949           1993        9/13/96    35
Sleep Inn, Tallahassee, FL        11,873           1994        9/13/96    35
                                --------
                                 174,502



Land                                   -
Furniture and equipment          216,507
                                --------
Total hotels and land
 under lease                    $391,009
                                --------
                                --------

-------------------------
(1) All hotel assets are cross collateralized and encumbered by the Initial Loan Facility as of December 31, 1996.






                 See accompanying notes to financial statements.
------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors Host Funding, Inc.:

I have audited the accompanying Historical Summaries of Gross Revenues and Direct Operating Expenses (the "Historical Summaries") of the Super 8 Motel - Flagstaff, as defined in Note 1 for the year ended December 31, 1996. These Historical Summaries are the responsibility of Teachers, CARA and Crossroads. My responsibility is to express an opinion on these Historical Summaries based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the Historical Summaries are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Historical Summaries. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Historical Summaries. I believe that my audit provide a reasonable basis for my opinion.

The accompanying Historical Summaries are prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission as described in Note 1, and are not intended to be a complete presentation of the Super 8 Motel - Flagstaff's gross revenues and direct operating expenses.

In my opinion, the Historical Summaries referred to above present fairly, in all material respects, the assets, gross revenues and direct operating expenses of the Super 8 Motel - Flagstaff for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

WILLIAM H. LING



May 27, 1997
San Diego, California

                            SUPER 8 MOTEL - FLAGSTAFF

                      HISTORICAL SUMMARIES OF GROSS REVENUE
                          AND DIRECT OPERATING EXPENSES

----------------------------------------------------------------------------------------------------
                                                              Period January 1      Three Months
                                             Year Ended         to March 14,            Ended
                                            December 31,            1997           March 31, 1996
                                                1996             (Unaudited)         (Unaudited)
----------------------------------------------------------------------------------------------------
REVENUES:
  Room Sales                               $  1,333,357          $  171,974         $  224,854
  Telephone                                      25,019               4,780              2,911
  Other - principally vending                     6,782                 116              1,380
                                           ------------          ----------         ----------
  Total                                       1,365,158             176,870            229,145
                                           ------------          ----------         ----------

EXPENSES:
  Rooms                                         239,728              46,774             46,288
  Administrative and general                     80,690              17,804             16,678
  Franchise                                      80,002              10,319             13,492
  Energy cost                                    66,318              11,935             13,537
  Management fee                                 69,195               8,840             11,457
  Repairs and maintenance                        34,316               9,372              6,761
  Property taxes                                 50,424              14,049             12,606
  Insurance                                       9,444               2,361              2,361
  Marketing                                       8,421               1,116              1,812
  Telephone                                      13,014               2,669              3,283
                                           ------------          ----------         ----------

  Total                                         724,794             141,152            146,585
                                           ------------          ----------         ----------

GROSS REVENUES IN EXCESS OF DIRECT
  OPERATING EXPENSES                       $    640,364          $   35,718         $   82,560
                                           ------------          ----------         ----------
                                           ------------          ----------         ----------












                 See accompanying notes to financial statements.
-------------------------------------------------------------------------------

                            SUPER 8 MOTEL - FLAGSTAFF

                                      OWNER

                          NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION AND ORGANIZATION:

     The Super 8 Motel - Flagstaff ("Flagstaff" or "Motel") is a 90 room limited service motel located in Flagstaff, Arizona. The Motel was owned by the Teachers Retirement Fund of Illinois ("Teachers" or "Owner"), whose asset manager is Capital Associates Realty Advisors Corp. ("CARA") and whose operator was Crossroads Hospitality Tenant Company, a Delaware limited liability company ("Crossroads") (see Notes 3 and 4). As further discussed in Note 4, the Motel was sold in March 1997 to Host Funding, Inc., a Maryland corporation ("Host Funding").

     The Historical Summaries have been prepared to substantially comply with the rules and regulations of the Securities and Exchange Commission for business combinations accounted for as a purchase. Historical financial statement summaries, rather than full audited financial statements, are presented for the Super 8 Motel - Flagstaff because the Super 8 Motel - Flagstaff was acquired from an unaffiliated third party in a negotiated transaction and the seller of the Super 8 Motel - Flagstaff would not allow Host Funding access to records supporting hotel historical costs, indebtedness and equity of the Super 8 Motel - Flagstaff. Because it was not practicable to obtain full audited financial statements of the Super 8 Motel - Flagstaff, the historical summaries of gross revenue and direct operating expenses do not include certain historical expenses of the Super 8 Motel - Flagstaff such as interest, depreciation, and amortization and indirect costs. Therefore, the Historical Summaries are not representative of the actual operations for the periods presented.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     REVENUES
     Revenue is recognized as earned. Earned is generally defined as the date upon which a guest occupies a room and/or utilized the hotel's services. Ongoing credit evaluations are performed and potential credit losses are expensed at the time the account receivable is estimated to be uncollectible. Historically, credit losses have not been material to the Motel's results of operations.

     USE OF ESTIMATES
     The preparation of Historical Summaries in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of gross revenues and direct operating expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2.  FRANCHISE AGREEMENTS

     Flagstaff has been granted a License Agreement ("License Agreement") by Super 8 Motels, Inc. for a 20-year term expiring in 2008. Pursuant to the terms of the License Agreement, Flagstaff is required to pay a royalty fee and an advertising fee equal to 4% and 2%, respectively, of gross room revenue. This royalty fee and advertising fee totalled approximately $53,000 and $27,000 in 1996, respectively.


NOTE 3.  MANAGEMENT AGREEMENT

     Teachers had entered into a Management Agreement ("Management Agreement") with Crossroads, which is a subsidiary of Interstate Hotels, Inc. a Delaware corporation and nationally recognized hotel operator, to manage Flagstaff. Under this management agreement, Crossroads operates and manages the Motel and receives a management fee of 5% of gross revenue and an incentive fee of 20% of the increase in profits over the preceding fiscal year, as defined in the Management Agreement. The management fee totalled approximately $69,000 in 1996, with no incentive fee due.

NOTE 4.  SUBSEQUENT EVENT

     In 1997, Teachers entered into an "Agreement to Purchase Motel" ("Purchase Agreement") with Host Ventures, Inc., a Maryland corporation ("Host Ventures"), a wholly-owned, special purpose subsidiary of Host Funding. Per the terms of the Purchase Agreement, Teachers sold the land, buildings and equipment to Host Ventures for $5,150,000. This sale closed effective March 14, 1997.

     Effective as of the closing date of Flagstaff, Host Ventures also leased Flagstaff to Crossroads. The lease agreement between Crossroads and Host Ventures for Flagstaff is for a term of fifteen (15) years from March 1997 and provides for annual base rentals of $505,000 plus percentage rentals of 32% of gross revenues less a breakeven level of $925,000, adjusted annually.

     Flagstaff was acquired pursuant to terms of an Acquisition Agreement (the "Acquisition Agreement") by and between Host Funding and HMR Capital, LLC, a Delaware limited liability company (the "Acquisition Company"). The Acquisition Company was an affiliate of Michael S. McNulty, president and a director of Host Funding. Under the terms of the Acquisition Agreement, the Acquisition Company is responsible for the management, coordination, and supervision of Host Funding's acquisition of additional hotel properties. The Acquisition Company sought out Flagstaff and negotiated the terms of the acquisition.

     Pursuant to the terms of the Acquisition Agreement, the Acquisition Company is entitled to receive an acquisition fee of up to 6% of the gross purchase price of Flagstaff plus reimbursement of certain expenses (the "Flagstaff Property Acquisition Fee"). The Flagstaff Property Acquisition Fee is payable in cash or, at the option of the Acquisition Company, in the Class A Common Stock of Host Funding. Host Funding and the Acquisition Company agreed that the Flagstaff Property Acquisition Fee earned by the Acquisition Company relating to Flagstaff was 16,000 shares of the Class A Common Stock of Host Funding valued at $10 per share. The shares of Class A Common Stock received by the Acquisition Company in payment of the Flagstaff Property Acquisition Fee will be restricted securities under the Securities Act of 1933 and subject to the resale provision of Rule 144 promulgated under the Act. The last traded price of the stock of Host Funding on the American Stock Exchange on March 14, 1997 was $9.50 per share. Host Funding intends to record the Flagstaff Property Acquisition Fee on Flagstaff at the fair market value of the Class A Common Stock on March 14, 1997. The Flagstaff Property Acquisition Fee (based upon a value of $10 and $9.50 per share or $160,000 and $152,000, respectively) represents approximately 3.1% and 3.0%, respectively, of the gross purchase price totaling $5,150,000 excluding closing expenses of Flagstaff.

                            SUPER 8 MOTEL - FLAGSTAFF

                                     LESSEE

                       STATEMENT OF REVENUES AND EXPENSES
                            (EXCLUDING INCOME TAXES)
                    FOR THE PERIOD MARCH 15 TO MARCH 31, 1997
                                   (UNAUDITED)
-------------------------------------------------------------------------------

REVENUES:
  Room Sales                                                        $72,225
  Telephone                                                           1,334
  Other - principally vending                                            59
                                                                    -------
  Total                                                              73,618
                                                                    -------

EXPENSES:
  Rooms                                                              10,046
  Administrative and general                                          4,586
  Franchise                                                           3,611
  Energy cost                                                         2,703
  Management fee                                                      3,681
  Repairs and maintenance                                               778
  Insurance                                                             886
  Marketing                                                           2,992
  Telephone                                                             524
  Rent                                                               22,986
                                                                    -------
  Total                                                              52,793
                                                                    -------

NET REVENUE OVER EXPENSES                                           $20,825
                                                                    -------
                                                                    -------


            See accompanying notes to unaudited financial statements.
-------------------------------------------------------------------------------

                            SUPER 8 MOTEL - FLAGSTAFF

                                     LESSEE

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Super 8 Motel - Flagstaff ("Flagstaff" or "Motel") is a 90 room limited service motel located in Flagstaff, Arizona. The Motel was owned by the Teachers Retirement Fund of Illinois ("Teachers" or "Owner"), whose asset manager is Capital Associates Realty Advisors Corp. ("CARA") and whose operator was Crossroads Hospitality Tenant Company, a Delaware limited liability company ("Crossroads" or "Lessee") (see Note 4). The Motel was sold on March 14, 1997 to Host Funding, Inc., a Maryland corporation ("Host Funding") and leased to Crossroads (see Note 2).

The accompanying financial statements have been prepared for Flagstaff for the purpose of complying with the rules and regulations of the Securities and Exchange Commission for inclusion in the 10-KA filing of Host Funding.

The accompanying financial statement provides only the unaudited revenues and expenses excluding income taxes of Flagstaff for the period March 15 to March 31, 1997. The accompanying financial statement includes no provision related to federal or state income taxes because Flagstaff and Crossroads did not pay income taxes and Crossroads does not allocate or charge these expenses to its individual units. Accordingly, the accompanying financial statements are not intended to be a complete presentation of Flagstaff's revenues and expenses, nor do they reflect or intend to reflect the operations of Crossroads.

The Motel's fiscal year end is December 31.

REVENUES

Revenue is recognized as earned. Earned is generally defined as the date upon which a guest occupies a room and/or utilized the hotel's services. Ongoing credit evaluations are performed and potential credit losses are expensed at the time the account receivable is estimated to be uncollectible. Historically, credit losses have not been material to the Motel's results of operations.

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

NOTE 2.  ACQUISITION AND LEASES

In 1997, Teachers entered into an "Agreement to Purchase Motel" ("Purchase Agreement") with Host Ventures, Inc., a Maryland corporation ("Host Ventures"), a wholly-owned, special purpose subsidiary of Host Funding. Per the terms of the Purchase Agreement, Teachers sold the land, buildings and equipment to Host Ventures for $5,150,000. This sale closed effective March 14, 1997.

Effective as of the closing date of Flagstaff, Host Ventures also leased Flagstaff to Crossroads. The lease agreement between Crossroads and Host Ventures for Flagstaff is for a term of fifteen (15) years from March 1997 and provides for annual base rentals of $505,000 plus percentage rentals of 32% of gross revenues less a breakeven level of $925,000, adjusted annually. Under the terms of the lease, the lessor is responsible for paying for replacements and property taxes.

Flagstaff was acquired pursuant to terms of an Acquisition Agreement (the "Acquisition Agreement") by and between Host Funding and HMR Capital, LLC, a Delaware limited liability company (the "Acquisition Company"). The Acquisition Company was an affiliate of Michael S. McNulty, president and a director of Host Funding. Under the terms of the Acquisition Agreement, the Acquisition Company is responsible for the management, coordination, and supervision of Host Funding's acquisition of additional hotel properties. The Acquisition Company sought out Flagstaff and negotiated the terms of the acquisition.

Pursuant to the terms of the Acquisition Agreement, the Acquisition Company is entitled to receive an acquisition fee of up to 6% of the gross purchase price of Flagstaff plus reimbursement of certain expenses (the "Flagstaff Property Acquisition Fee"). The Flagstaff Property Acquisition Fee is payable in cash or, at the option of the Acquisition Company, in the Class A Common Stock of Host Funding. Host Funding and the Acquisition Company agreed that the Flagstaff Property Acquisition Fee earned by the Acquisition Company relating to Flagstaff was 16,000 shares of the Class A Common Stock of Host Funding valued at $10 per share. The shares of Class A Common Stock received by the Acquisition Company in payment of the Flagstaff Property Acquisition Fee will be restricted securities under the Securities Act of 1933 and subject to the resale provision of Rule 144 promulgated under the Act. The last traded price of the stock of Host Funding on the American Stock Exchange on March 14, 1997 was $9.50 per share. Host Funding intends to record the Flagstaff Property Acquisition Fee on Flagstaff at the fair market value of the Class A Common Stock on March 14, 1997. The Flagstaff Property Acquisition Fee (based upon a value of $10 and $9.50 per share or $160,000 and $152,000, respectively) represents approximately 3.1% and 3.0%, respectively, of the gross purchase price totaling $5,150,000 excluding closing expenses of Flagstaff.

NOTE 3.  FRANCHISE AGREEMENT

Flagstaff has been granted a License Agreement ("License Agreement") by Super 8 Motels, Inc. ("Super 8") for a 10-year term expiring in 2007. Pursuant to the terms of the License Agreement, Flagstaff is required to pay a royalty fee and an advertising fee equal to 4% and 2%, respectively, of gross room revenue.