Form 10-Q
period 1997-06-30
HOST FUNDING INC
filed 1997-08-14
CIK 945980

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended
      June 30, 1997                               Commission file number 1-14280

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                               Host Funding, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Maryland                                      52-1907962
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

6116 N. Central Expressway, Suite 1313, Dallas, TX               75206
--------------------------------------------------             ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (214) 750-0760
                                                              -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No____

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Registrant's Class A Common Stock was 1,395,583 and Class B Common Stock 140,000 as of June 30, 1997.

                                TABLE OF CONTENTS

Item Number                                                                 Page
-----------                                                                 ----

                                     PART I

1.    Financial Statements                                                    4
      Notes to Financial Statements                                           9

2.    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                    14

                                     PART II

1.    Legal Proceedings                                                      22

2.    Changes in Securities                                                  22

3.    Defaults Upon Senior Securities                                        22

4.    Submission of Matters to a Vote of Security Holders                    22

5.    Other Information                                                      23

6.    Exhibits and Reports on Form 8-K                                       23

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               HOST FUNDING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                         June 30,        December 31,
                                                                                           1997              1996
---------------------------------------------------------------------------------------------------------------------
                                     ASSETS
LAND, PROPERTY AND EQUIPMENT - AT COST:
    Building and improvements                                                          $ 16,038,726      $ 12,644,239
    Furnishings and equipment                                                             2,521,050         1,952,233
    Less accumulated depreciation                                                          (769,016)         (391,009)
                                                                                       ------------      ------------
                                                                                         17,790,760        14,205,463
    Land                                                                                  6,129,847         4,808,047
                                                                                       ------------      ------------

        Land, property and equipment - net                                               23,920,607        19,013,510

CASH AND CASH EQUIVALENTS                                                                   281,587           218,693

RESTRICTED CASH                                                                             529,511           128,952

RENT RECEIVABLE - CROSSROADS                                                                 12,973           223,160

DUE FROM RELATED PARTIES                                                                    102,930            30,390

LONG-TERM ADVANCES TO CROSSROADS                                                            255,840           225,000

LOAN COMMITMENT FEES - Net                                                                1,056,690           502,338

FRANCHISE FEES - Net                                                                         75,725            58,250

PREPAID AND OTHER ASSETS                                                                    110,807            35,282
                                                                                       ------------      ------------

        TOTAL                                                                          $ 26,346,670      $ 20,435,575
                                                                                       ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
LONG-TERM DEBT                                                                         $ 21,691,557      $ 15,500,000

SHORT TERM DEBT                                                                              25,000

LONG-TERM LEASE DEPOSIT                                                                     300,000                --

ACCOUNTS PAYABLE                                                                             95,221            38,354

ACCRUED INTEREST                                                                            169,048           114,886

ACCRUED PROPERTY TAXES                                                                      140,011            78,940
                                                                                       ------------      ------------
        Total liabilities                                                                22,420,837        15,732,180
                                                                                       ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Class A Common stock, $.01 par value; authorized 50,000,000 shares; issued and
      outstanding 1,395,583 shares and 1,234,049 shares at June 30, 1997 and                 13,955            12,340
       December 31, 1996
    Class B Common stock, $.01 par value; authorized 4,000,000 shares; issued and
      outstanding 140,000 shares at June 30, 1997 and December 31, 1996                       1,400             1,400
    Class C Common stock, $.01 par value; authorized 4,000,000 shares; issued and
      outstanding 0 shares and 140,000 shares at June 30, 1997 and December 31, 1996             --             1,400
    Additional Paid in Capital                                                            7,703,079         7,501,494
    Accumulated Deficit                                                                  (1,753,134)         (744,772)
    Less: Related party note receivable                                                  (1,805,675)       (1,805,675)
    Less: Unearned directors' compensation                                                 (233,792)         (262,792)
                                                                                       ------------      ------------
        Total shareholders' equity                                                        3,925,833         4,703,395
                                                                                       ------------      ------------
        TOTAL                                                                          $ 26,346,670      $ 20,435,575
                                                                                       ============      ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.
--------------------------------------------------------------------------------

                                HOST FUNDING, INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                              1997           1996            1997           1996
REVENUES:
     Lease revenue - related party                        $        --    $               $        --      $200,512
     Lease revenue - Crossroads                               989,208        281,472       1,738,365       281,472
     Interest income - related parties                         60,528         60,282         118,840       105,177
     Interest income                                           15,576                         17,195
     F,F, & E reserve income - related party                                  77,941                        77,941
                                                          --------------------------     -------------------------
        Total revenue                                       1,065,312        419,695       1,874,400       665,102
                                                          --------------------------     -------------------------

EXPENSES:
     Interest expense                                         586,673         58,195       1,105,821       160,826
     Depreciation and amortization                            204,131         61,269         381,531        97,206
     Administrative expenses - related party                       --         44,000              --       224,000
     Administrative expenses - other                          244,337         73,155         518,157        73,155
     Advisory fees - related party                                  0          6,083           2,500         6,083
     Property taxes                                            72,397         23,438         133,982        40,016
     Amortization of unearned directors' compensation          13,500         10,208          27,000        10,208
                                                          --------------------------     -------------------------
        Total expenses                                      1,121,038        276,348       2,168,991       611,494
                                                          --------------------------     -------------------------

NET INCOME (LOSS) BEFORE VALUATION RESERVE                    (55,726)       143,347        (294,591)       53,608

     Estimated loss related to property sale                  (50,000)            --         (50,000)


NET INCOME (LOSS)                                         $  (105,726)       143,347     $  (344,591)     $ 53,608
                                                          ==========================     =========================

NET INCOME (LOSS) PER SHARE                               $     (0.07)   $      0.11     $     (0.23)     $   0.05
                                                          ==========================     =========================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                 1,522,042      1,289,571       1,518,067       988,129
                                                          ==========================     =========================

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

--------------------------------------------------------------------------------

                               HOST FUNDING, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------

                                                                                                   Retained
                                             Class A     Class B     Class C       Additional      Earnings
                                              Common      Common      Common        Paid in      (Accumulated
                                              Stock       Stock        Stock        Capital        Deficit)
-------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 1997                     $12,340     $ 1,400     $  1,400      $7,501,494       (744,772)

COMMON STOCK ISSUED FOR ACQUIRED
PROPERTIES ACQUISITION FEE                       160          --           --         151,840             --

COMMON STOCK ISSUED AS DEPOSITS AND HELD
IN ESCROW SUBJECT TO THE RELATED
PURCHASE CONTRACTS (AS AMENDED)                   55                                   49,745

PRINCIPAL REDUCTION: NOTES RECEIVABLE:
DIRECTORS

AMORTIZATION OF UNEARNED DIRECTORS
COMPENSATION                                      --          --           --              --             --

CONVERSION OF CLASS C COMMON STOCK
TO CLASS A COMMON STOCK                        1,400          --       (1,400)             --             --

DISTRIBUTIONS                                     --          --           --              --       (663,771)

NET LOSS                                          --          --           --              --       (344,591)
                                             -------     -------     --------      ----------     ----------

BALANCE, June 30, 1997                       $13,955     $ 1,400     $      0      $7,703,079     (1,753,134)
                                             =======     =======     ========      ==========     ==========


------------------------------------------------------------------------------------------


                                              Related         Unearned          Total
                                             Party Note      Directors'     Shareholders'
                                             Receivable     Compensation   Equity(Deficit)
------------------------------------------------------------------------------------------
BALANCE,  January 1, 1997                    $(1,805,675)     $(262,792)     $ 4,703,395

COMMON STOCK  ISSUED FOR ACQUIRED
PROPERTIES ACQUISITION FEE                            --             --          152,000

COMMON STOCK ISSUED AS DEPOSITS AND HELD
IN ESCROW SUBJECT TO THE RELATED
PURCHASE CONTRACTS (AS AMENDED)                                                   49,800

PRINCIPAL REDUCTION: NOTES RECEIVABLE:
DIRECTORS                                                         2,000            2,000

AMORTIZATION OF UNEARNED DIRECTORS
COMPENSATION                                          --         27,000           27,000

CONVERSION OF CLASS C COMMON STOCK
TO CLASS A COMMON STOCK                               --             --                0

DISTRIBUTIONS                                         --             --         (663,771)

NET LOSS                                              --             --         (344,591)
                                             -----------      ---------      -----------

BALANCE, June 30, 1997                       $(1,805,675)     $(233,792)     $ 3,925,833
                                             ===========      =========      ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

--------------------------------------------------------------------------------

                               HOST FUNDING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------
                                                                                        1997             1996
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net income (loss)                                                              $  (344,591)     $    53,608
     Adjustments to reconcile net income to net cash:
        provided by operating activities
        Depreciation and amortization                                                   381,532           97,206
        Amortization of loan fees                                                       225,075               --
        Amortization of unearned directors' compensation                                 27,000           10,208
        Estimated loss related to property sale                                          50,000
     Changes in operating assets and liabilities:
        Rent receivable - Crossroads                                                    210,187         (136,673)
        Rent, interest and other receivable - related                                   (72,540)             978
        party
        Prepaid and other assets                                                        (25,725)              --
        Short term debt                                                                  25,000
        Accounts payable and accrued expenses                                           172,100           30,678
                                                                                    -----------      -----------
        Net cash (used in) provided by operating                                        648,038           56,005
        activities
                                                                                    -----------      -----------
INVESTING ACTIVITIES:
     Acquisition of land, property and equipment                                     (5,183,104)        (289,510)
     Restricted cash                                                                   (400,559)              --
     Long-term advances to Crossroads                                                   (30,840)        (150,000)
     Other assets                                                                                        (24,870)
     Franchise fees                                                                     (21,000)              --
                                                                                    -----------      -----------
        Net cash used in investing activities                                        (5,635,503)        (464,380)
                                                                                    -----------      -----------
FINANCING ACTIVITIES:
     Proceeds from common stock issued in Stock Offering                                     --        4,500,000
     Stock issuance costs                                                                    --         (387,539)
     Proceeds from note receivable from directors                                         2,000
     Borrowings on long-term debt                                                     6,225,000               --
     Payments on long-term debt                                                         (33,443)      (3,234,405)
     Payment of loan fees                                                              (779,427)
     Long-term lease deposit                                                            300,000               --
     Distributions                                                                     (663,771)              --
                                                                                    -----------      -----------
        Net cash provided by (used in) financing activities                           5,050,359          878,056
                                                                                    -----------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  62,894          469,681

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        218,693              500
                                                                                    -----------      -----------
CASH AND CASH EQUIVALENTS  AT END OF PERIOD                                         $   281,587      $   470,181
                                                                                    ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
     Cash paid during the period for interest                                       $   649,983      $   195,925
                                                                                    ===========      ===========
     Common stock issued to independent directors
        Class A common stock                                                        $                        300
        Additional paid in capital                                                                       299,700
        Unearned directors' compensation                                                                (300,000)
                                                                                    ----------------------------
        Net non-cash investing activity                                             $         0                0
                                                                                    ============================

                                                                     (Continued)

                               HOST FUNDING, INC.

                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------
                                                                                        1997             1996
----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (Continued)
  Non-cash investing activities:
        Common stock issued pursuant to Mission Bay
            Acquisition Agreement
            Land, property and equipment                                            $                $(2,520,490)
            Class A common stock                                                                           2,520
            Additional paid in capital                                                                 2,517,970
                                                                                    ----------------------------
            Net non-cash investing activity                                                   0      $         0
                                                                                    ============================
        Common stock issued to partners of AAG:
            Class A common stock                                                                           4,099
            Class B common stock                                                                           1,400
            Class C common stock                                                                           1,400
            Additional paid in capital                                                                    (6,899)
                                                                                    ----------------------------
            Net non cash investing activity                                         $         0      $         0
                                                                                    ============================
        Reclass of deferred income taxes and stock issuance
        cos costs due to Stock Offering
            Deferred income taxes                                                   $        --      $  (163,000)
            Additional paid in capital                                                       --          (64,943)
            Retained Earnings                                                                --          227,943
                                                                                    ----------------------------
            Net non-cash investing activity                                         $         0      $         0
                                                                                    ============================
        Common stock issued for Acquired Properties
        Acquisition Fee
            Additional paid in capital                                              $   151,840      $        --
            Class A Common Stock                                                            160
            Land, property and equipment                                               (152,000)              --
                                                                                    ----------------------------
            Net non-cash investing activity                                         $         0      $         0
                                                                                    ============================
        Conversion of Class C common stock
        to Class A common stock
            Class A common stock                                                    $     1,400      $        --
            Class C common stock                                                         (1,400)              --
                                                                                    ----------------------------
            Net non-cash investing activity                                         $         0      $         0
                                                                                    ============================
        Common Stock issued as Deposits and held in escrow
        pursuant to the related purchase contracts
            Additional paid in capital                                              $    49,745      $        --
            Class A Common Stock                                                             55
            Prepaid and other assets                                                    (49,800)              --
                                                                                    ----------------------------
            Net non-cash investing activity                                         $         0      $         0
                                                                                    ============================

                                                                     (Concluded)

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

Host Funding, Inc. Notes to Consolidated Financial Statements

      1.    Organization and Basis of Presentation.

            The accompanying unaudited consolidated financial statements of Host Funding, Inc., a Maryland corporation (the "Registrant" or the "Company"), include the accounts of the Company and its consolidated subsidiaries. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and should be read in accordance therewith. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

      2.    Net Income (Loss) Per Share.

            Net Income or Loss per share for the six months ended June 30, 1997 and June 30, 1996 are computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is immaterial.

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

      3.    Commitments and Contingencies.

            REIT Status

            The Company, as a requirement under the Internal Revenue Code (the "Code") to elect REIT status, must have no more than five (5) shareholders, who own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding of the Company. The Company did not satisfy this requirement as of June 30, 1997, and therefore, did not elect to qualify as a REIT during the 1996 tax year and currently is subject to the corporate tax provisions. However, the Company is in a net operating loss position, and has a net deferred tax asset under SFAS 109, Accounting for Income Taxes, that has been fully reserved. The Company's decision not to elect REIT qualification will not adversely affect the stockholders of the Company in that the Company will have no taxable income for the 1996 tax year. The Company plans to elect REIT status effective for the 1997 tax year.

            Acquisition Agreements

            The Company has entered into three separate Agreements of Sale and Purchase to purchase three Country Hearth Inns located in Findlay, Ohio, Auburn, Indiana and Indianapolis, Indiana (collectively, the "Country Hearth Inns"). The Country Hearth Inns contain an aggregate of approximately 240 rooms with an aggregate purchase price of $8,700,000. The Company intends to close the purchase of the Country Hearth Inns by forming three separate, special purpose limited partnerships with Buckhead America Corporation, a publicly-traded hotel company ("Buckhead"), of which the Company will be the beneficial owner of approximately 83% of the limited partnership interests and a 1% general partnership interest in each limited partnership. Buckhead will beneficially hold approximately 16% of the remaining limited partnership interests in each of the limited partnerships and will contract with each limited partnership to become lessee of the Country Hearth Inns. Buckhead will also manage the hotel properties and hold the franchises for each property outside of the limited partnerships.

            The Company anticipates paying the purchase price for the Country Hearth Inns through a combination of cash from the limited partnerships in the amount of $3,613,800, assumption of the existing debt by the purchasing limited partnership on the Findlay, Ohio and Auburn, Indiana properties in the approximate amount of $3,486,200, and the issuance to the sellers of the Country Hearth Inns of Class A Common Stock of the Company having a fair market value of $1,600,000. Any Class A Common Stock of the Company issued as partial payment of the purchase price for the Country Hearth Inns will be deemed restricted securities under the Securities Act of 1933 and subject to the resale provisions of Rule 144 promulgated under the Act. The Class A Common Stock will also be entitled to certain limited "piggy back" registration rights relating to the filing by the Company of a registration statement with the Securities and Exchange Commission to sell securities of the Company. The Agreements of Sale and Purchase are contingent upon the Company being able to assume the existing indebtedness on the Findlay, Ohio and Auburn, Indiana properties and certain due diligence and other customary closing conditions typical of hotel properties. The Company anticipates closing all three Country Hearth Inn purchases during the third quarter of 1997.

            The Company has also entered into an Agreement of Sale and Purchase to purchase a Days Inn Hotel located in Bloomington, Illinois consisting of approximately 100 rooms for a purchase price of $3,900,000 (the "Bloomington Agreement"). The Company proposes to pay the purchase price through a combination of cash in the amount of $3,700,000 and the issuance to the seller of Class A Common Stock of the Company having a fair market value of $200,000. Any Class A Common Stock of the Company issued as partial payment of the purchase price for the hotel will be deemed restricted securities under the Securities Act of 1933 and subject to the resale provisions of Rule 144 promulgated under the Act. The Class A Common Stock will also be entitled to certain limited "piggy-back" registration rights relating to the filing by the Company of a registration statement with the Securities and Exchange Commission to sell securities of the Company. The Bloomington Agreement is contingent upon certain due diligence and other customary closing conditions typical of hotel properties.

            Letter of Intent

            The Company has executed a letter of intent to form a partnership, which will purchase four hotels comprising over 800 rooms valued at approximately $50,000,000. The franchises represented by the hotels include Holiday Inn, Courtyard by Marriott, and Hilton. This acquisition is consistent with the Company's strategic plan of acquiring prime full service properties in secondary markets. It is anticipated that Host will initially own partnership units equating a 24% interest in the partnership and will increase its interest as other partnership units are converted into stock of the Company or as additional properties are acquired.

            Property Repairs

            In late May, the Company became aware of certain structural deficiencies which affect the Sleep Inn Hotel properties owned by the Company in Tallahassee, Florida (the "Tallahassee Sleep Inn") and to a lesser extent Destin, Florida (the "Destin Sleep Inn"). The structural defects relating to the Tallahassee Sleep Inn necessitated that the Company temporarily suspend the day to day operations of the hotel in order to assess adequately the needed repairs. These structural deficiencies were not noted or otherwise disclosed in the engineering and architectural reports obtained and relied upon by the Company prior to purchasing the properties. Upon discovering the structural defects, the Company immediately undertook steps to (i) determine the extent of insurance coverage on the structural deficiencies, (ii) require Capital Circle Hotel Company, the prior owner of the Tallahassee Sleep Inn ("Capital"), to commence remedial construction activities to repair the structural defects at Capital's sole cost and expense; and (iii) negotiate a sale of the Tallahassee Sleep Inn back to Capital. As a result of these steps and in lieu of extensive negotiations with the insurance company or potential litigation with Capital, the Company has negotiated an agreement in principal with Capital to sell the Tallahassee Sleep Inn to Capital for its original acquisition costs and to require Capital to correct at Capital's sole cost and expense any and all structural deficiencies with respect to the Destin Sleep Inn.

            In addition, Crossroads Hospitality Tenant Company, LLC ("Crossroads"), as lessee, and the Company, as lessor, of the hotel properties are aggressively pursuing claims with the insurance company concerning business interruption insurance maintained by Crossroads on the Tallahassee Sleep Inn. While the Company does not expect any significant loss from the sale of the Tallahassee Sleep Inn, it has elected to establish a valuation reserve of $50,000 to cover its $10,000 insurance deductible on any business interruption insurance and various closing costs in connection with the sale of the Tallahassee Sleep Inn. The Company anticipates closing the sale of the Tallahassee Sleep Inn to Capital during the third quarter of 1997. The Company anticipates completion of renovations to the Destin Sleep Inn during the fourth quarter of 1997.

            Franchise Agreements

            Host Funding has been granted franchise license agreements from Super 8 and Sleep Inns for terms expiring in 2005 and 2011, respectively. Pursuant to the terms of the agreements, the Company is required to pay royalty fees and advertising fees of 5% to 4% and 3% to 1.3%, respectively, and reservation fees due under the Sleep Inn agreements of 1.75% of gross room revenue. Pursuant to the lease agreements for each of the hotel properties owned by the Company, the responsibility for payment of the fees has been assigned to Crossroads Hospitality Tenant Company, LLC, as lessee of the hotel properties.

            Termination of Acquisition Agreement

            On February 3, 1997, the Registrant and HMR Capital, LLC, a Delaware limited liability company formerly known as Host Acquisition Group, LLC ("the Acquisition Company"), entered into a Restated and Amended Acquisition Agreement (the "Acquisition Agreement") which redefined the role of the Acquisition Company in the coordination and supervision of the Company's acquisition of hotel properties and allowed cancellation with thirty (30) days written notice from either party. On August 5, 1997, the Company delivered notice to the Acquisition Company canceling the Acquisition Agreement effective thirty (30) days after the date of receipt of the termination letter by the Acquisition Company (the "Termination Date"). Any properties submitted to the Company by the Acquisition Company prior to the Termination Date will be subject to the terms and conditions of the Acquisition Agreement, if the Company acquires such properties within one year from the Termination Date.

            Warrants

            The Company has issued and outstanding two series of warrants designated "Series A Warrants" and "Series B Warrants". The Series A Warrants provide warrants to purchase 225,000 shares of Host Funding's Class A Common Stock, $0.01 par value per share, at $9.90 per share, and expire on February 2, 2000. There are additional provisions in the Series A Warrants that allow pari passu treatment upon recapitalization of the Company. The Series B Warrants provide warrants to purchase 225,000 shares of the Company's Class A Common Stock, $0.01 par value per share, at $10.80 per share, and expire on February 2, 2001. There are additional provisions in the Series B Warrants that allow pari passu treatment upon recapitalization of Host Funding and certain restrictions prohibiting exercise of the warrants within the first twenty-four months of issuance if the Company gives notice of the public offering of the securities of the Company in which the net proceeds to the Company are not less than $50 million.

      4.    Subsequent Events.

            As described in Note 3 above, the Company has entered into an Agreement of Sale and Purchase to purchase a 100-room motel in Bloomington, Illinois with a purchase price of $3,900,000.

      5.    Pro Forma Information.

            The following unaudited pro forma information has been prepared assuming that the acquisition of the Flagstaff Super 8 occurred on January 1, 1996. Permitted pro forma adjustments include only the effects of events directly attributable to a transaction that are factually supportable and expected to have continuing impact. Pro forma adjustments reflecting anticipated "efficiencies" in operations resulting from a transaction are, under most circumstances, not permitted. As a result of the limitations imposed with regard to the types of permitted pro forma adjustments, the Company believes that this unaudited pro forma information is not indicative of future results of operations or the results of historical operations had the acquisition of all hotels owned on June 30, 1997 been consummated as of January 1, 1996.

                                           (Unaudited)        (Unaudited)
                                           Six Months         Six Months
                                           Ended              Ended
                                           June 30,           June 30,
                                               1997              1996
                                           ------------       -----------

         Revenues                         $1,937,255          $1,976,444
         Net Loss                         $ (223,925)         $ (184,736)
         Net Loss Per Share               $     (.15)         $     (.12)
         Weighted Average Number of
           Common Shares Outstanding       1,535,583           1,535,583

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

      The Annual Meeting of the Stockholders of the Company was held on May 21, 1997 in Dallas, Texas. At the annual meeting, the stockholders elected Michael
S. McNulty, Guy E. Hatfield, Don W. Cockroft, William M. Birdsall and Charles R. Dunn to serve as directors of the Company, each of whom had served as directors of the Company during the immediately preceding year. The Stockholders also approved the Host Funding, Inc. 1997 Incentive Plan (the "1997 Plan") pursuant to which certain individuals, including officers and directors of the Company, may be granted awards for incentive stock options, non-statutory stock options, stock awards, performance shares and incentive awards. Awards granted under the 1997 Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), non-statutory stock options, which are not qualified under Section 422 of the Code, restricted stock issued in connection with stock awards or performance shares, or cash incentives. Restricted stock is common stock of the Company that may not be disposed of or encumbered in any way until the periods of restriction on the stock have elapsed pursuant to the terms of the particular award.

      On June 19, 1997, the Company executed a promissory note in favor of Blacor, Inc. ("Blacor") in the original principal amount of $70,000, as amended by that certain First Modification to Promissory Note (as modified, the "Blacor Note"). The Blacor Note bears interest at the rate of 12% per annum. Principal and all accrued interest is due and payable on demand, but if no demand is made, on December 31, 1997. Proceeds from the Blacor Note were used by the Company for general operating purposes. Blacor is an affiliate of Michael S. McNulty, President of the Company, based upon Mr. McNulty serving as President of Blacor. The outstanding balance as of August 8, 1997 was $25,000.

      The Company declared a cash dividend of $0.24 per share to stockholders of record on June 6, 1997, which was payable June 23, 1997. The Company also changed its dividend policy so that any dividends declared will be paid in March, June, September and December of each year.

      The Company, as a requirement under the Internal Revenue Code (the "Code") to elect REIT status, must have no more than five (5) shareholders, was own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding of the Company. The Company did not meet this requirement as of June 30, 1997, and therefore, did not elect to qualify as a REIT during the 1996 tax year. The Company's decision not to elect REIT qualification will not adversely affect the stockholders of the Company in that the Company will have no taxable income for the 1996 tax year. The Company plans to elect REIT status during the 1997 tax year.

      The Company has entered into three separate Agreements of Sale and Purchase to purchase three Country Hearth Inns located in Findlay, Ohio, Auburn, Indiana and Indianapolis, Indiana (collectively, the "Country Hearth Inns"). The Country Hearth Inns contain an aggregate of approximately 240 rooms with an aggregate purchase price of $8,700,000. The Company intends to close the purchase of the Country Hearth Inns by forming three separate, special purpose limited partnerships with Buckhead America Corporation, a publicly-traded hotel company ("Buckhead"), of which the Company will be the beneficial owner of approximately 83% of the limited partnership interests and a 1% general partnership interest in each limited partnership. Buckhead will beneficially hold approximately 16% of the remaining limited partnership interests in each of the limited partnerships and will contract with each limited partnership to become lessee of the Country Hearth Inns. Buckhead will also manage the hotel properties and hold the franchises for each property outside of the limited partnerships.

      The Company anticipates paying the purchase price for the Country Hearth Inns through a combination of cash from the limited partnerships in the amount of $3,613,800, assumption of the existing debt by the purchasing limited partnership on the Findlay, Ohio and Auburn, Indiana properties in the approximate amount of $3,486,200, and the issuance to the sellers of the Country Hearth Inns of Class A Common Stock of the Company having a fair market value of $1,600,000. Any Class A Common Stock of the Company issued as partial payment of the purchase price for the Country Hearth Inns will be deemed restricted securities under the Securities Act of 1933 and subject to the resale provisions of Rule 144 promulgated under the Act. The Class A Common Stock will also be entitled to certain limited "piggy back" registration rights relating to the filing by the Company of a registration statement with the Securities and Exchange Commission to sell securities of the Company. The Agreements of Sale and Purchase are contingent upon the Company being able to assume the existing indebtedness on the Findlay, Ohio and Auburn, Indiana properties and certain due diligence and other customary closing conditions typical of hotel properties. The Company anticipates closing all three Country Hearth Inn purchases during the third quarter of 1997.

      The Company has also entered into an Agreement of Sale and Purchase to purchase a Days Inn Hotel located in Bloomington, Illinois consisting of approximately 100 rooms for a purchase price of $3,900,000, (the "Bloomington Agreement"). The Company proposes to pay the purchase price through a combination of cash in the amount of $3,700,000 and the issuance to the Seller of Class A Common Stock of the Company to the seller having a fair market value of $200,000. Any Class A Common Stock of the Company issued as partial payment of the purchase price for the hotel will be deemed restricted securities under the Securities Act of 1933 and subject to the resale provisions of Rule 144 promulgated under the Act. The Class A Common Stock will also be entitled to certain limited "piggy-back" registration rights relating to the filing by the Company of a registration statement with the Securities and Exchange Commission to sell securities of the Company. The Bloomington Agreement is contingent upon certain due diligence and other customary closing conditions typical of hotel properties.

      On February 3, 1997, the Registrant and HMR Capital, LLC, a Delaware limited liability company formerly known as Host Acquisition Group, LLC ("the Acquisition Company"), entered into a Restated and Amended Acquisition Agreement (the "Acquisition Agreement") which redefined the role of the Acquisition Company in the coordination and supervision of the Company's acquisition of hotel properties and allowed cancellation with thirty (30) days written notice from either party. On August 5, 1997, the Company delivered notice to the Acquisition Company canceling the Acquisition Agreement effective thirty (30) days after the date of receipt of the termination letter by the Acquisition Company (the "Termination Date"). Any properties submitted to the Company by the Acquisition Company prior to the Termination Date will be subject to the terms and conditions of the Acquisition Agreement, if the Company acquires such properties within one year from the Termination Date.

      In late May, the Company became aware of certain structural deficiencies which affect the Sleep Inn Hotel properties owned by the Company in Tallahassee, Florida (the "Tallahassee Sleep Inn") and to a lesser extent Destin, Florida (the "Destin Sleep Inn"). The structural defects relating to the Tallahassee Sleep Inn necessitated that the Company temporarily suspend the day to day operations of the hotel in order to assess adequately the needed repairs. These structural deficiencies were not noted or otherwise disclosed in the engineering and architectural reports obtained and relied upon by the Company prior to purchasing the properties. Upon discovering the structural defects, the Company immediately undertook steps to (i) determine the extent of insurance coverage on the structural deficiencies, (ii) require Capital Circle Hotel Company, the prior owner of the Tallahassee Sleep Inn ("Capital"), to commence remedial construction activities to repair the structural defects at Capital's sole cost and expense; and (iii) negotiate a sale of the Tallahassee Sleep Inn back to Capital. As a result of these steps and in lieu of extensive negotiations with the insurance company or potential litigation with Capital, the Company has negotiated an agreement in principal with Capital to sell the Tallahassee Sleep Inn to Capital for its original acquisition costs and to require Capital to correct at Capital's sole cost and expense any and all structural deficiencies with respect to the Destin Sleep Inn.

      In addition, Crossroads Hospitality Tenant Company, LLC ("Crossroads"), as lessee, and the Company, as lessor, of the hotel properties are aggressively pursuing claims with the insurance company concerning business interruption insurance maintained by Crossroads on the Tallahassee Sleep Inn. While the Company does not expect any significant loss from the sale of the Tallahassee Sleep Inn, it has elected to establish a valuation reserve of $50,000 to cover its $10,000 insurance deductible on any business interruption insurance and various closing costs in connection with the sale of the Tallahassee Sleep Inn. The Company anticipates closing the sale of the Tallahassee Sleep Inn to Capital during the third quarter of 1997. The Company anticipates completion of renovations to the Destin Sleep Inn during the fourth quarter of 1997.

Results of Operations

Six Months Ended June 30, 1997 and June 30, 1996:

      The Company did not acquire any assets until April 1, 1995. On that date the four Super 8 hotels located in Miner, Missouri; Poplar Bluff, Missouri; Rock Falls, Illinois; and Somerset, Kentucky were acquired by the Company which are collectively referred to as the "Initial Hotels". On April 22, 1996, the Company completed an initial public stock offering of 500,000 common shares that raised net cash proceeds totaling $4,500,000 and the Company acquired the assets of Mission Bay Super 8, Ltd., a California limited partnership ("Mission Bay"), the owner of a 117 room Super 8 Motel (the "Acquisition Hotel") located in San Diego, California, pursuant to an asset acquisition agreement. In addition, on September 13, 1996 and September 19, 1996 the Company completed a transaction resulting in the acquisition of three Sleep Inn Hotels located in Destin, Sarasota, and Tallahassee, Florida from Capital Circle Hotel Company and one Sleep Inn Hotel located in Ocean Springs, Mississippi from Ocean Springs Hotel Company (collectively, the "Acquired Properties"). The Initial Hotels, the Acquisition Hotel and the Acquired Properties are collectively herein referred to as the "1996 Properties". In addition, the Company acquired a Super 8 hotel in Flagstaff, Arizona (the "Flagstaff Super 8") on March 14, 1997. Therefore, because of the foregoing acquisitions, comparisons of results of operations to the corresponding period of the previous year are not meaningful. However, pursuant to the percentage leases described below, the Company anticipates significant increases in rental revenues in 1997 over 1996.

      Occupancy and average room rates of 64.2% and $48.41 for the 1996 Properties for the six months ended June 30, 1997 and 95.7% and $54.27 for the Flagstaff Super 8 from the period from March 14 to June 30 resulted in total sales of approximately $4,480,000 which generated lease revenues of approximately $1,739,000.

      Interest income from a note received from All American Group, Ltd., a Delaware limited partnership ("AAG"), and a principal shareholder of the Company (the "Related Party Note"), which is included in Interest income - related parties, totaled $108,000 for the six months ended June 30, 1997, which interest rate is 12% pursuant to the terms of the note. Interest income from the notes with the independent directors, which income is included in Interest income - related parties, totaled $10,500 for the period ending June 30, 1997.

      Interest expense incurred for the period January 1 to June 30, 1997 was a result of interest expense and loan fee amortization expense on notes payable relating to the Initial Credit Facility. Additionally, on March 14, 1997 Registrant refinanced the Initial Credit Facility at a reduced amount of $13,000,000 and provided an additional facility to Host Ventures in the amount of $8,725,000 (See Liquidity and Capital Resources). Interest expense for the six months totaled $1,104,000, including $225,075 of loan fee amortization.

      Depreciation expense, which is included in depreciation and amortization, is calculated based upon the original historical cost of the Initial Hotels and the acquisition value of the Acquisition Hotel (Mission Bay), the Acquired Properties and the Flagstaff Super 8 over their estimated useful lives, totaled $378,007 for the six months ended June 30, 1997. Franchise fee amortization, which is included in depreciation and amortization, is calculated based upon the original cost amortized over the life of the franchise agreement, which totaled $3,525 for the six months ended June 30, 1997.

      Administrative expenses - other totaled approximately $518,000 for the six months ended June 30, 1997 including the 1996 audit fees of approximately $24,000, legal fees totaling $65,000 and accounting fees totaling $48,000, which amounts are greater than will be expected in future quarters due to start-up costs, stock transfer fees totaling approximately $47,000, travel expenses totaling approximately $68,000, statutory filing & printing costs of approximately $32,000, payroll related expenses totaling approximately $147,000, Director fees of $12,000, and other administrative expenditures of approximately $76,000, approximately $30,000 of which are non-recurring administrative expenses on an annualized basis.

      Advisory fees - related party totaling $2,500 were due under an Advisory Agreement which Host Funding Advisors, Inc., a Delaware corporation ( the "Advisor") entered into upon the close of the Stock Offering. This agreement was terminated effective January 31, 1997.

      Effective January 1, 1996, the Company became responsible for property taxes under the Percentage Leases for the Initial Hotels. In addition, the Company is responsible for property taxes on the Acquisition Hotel, the Acquired Properties and the Flagstaff Super 8. Property tax expense, based upon local taxing authorities' assessment of the values of the Company's real and personal property owned times the statutory rates in effect in the respective tax districts, totaled $133,982 for the six months ended June 30, 1997.

      Amortization of unearned directors' compensation has been calculated based upon the terms of the independent director's notes.

      Net income or loss per share and weighted average shares outstanding have been calculated based upon the daily average of the number of shares outstanding for the applicable reporting periods.

Liquidity and Capital Resources

      Effective March 14, 1997, each of CrossHost, Inc. ("CrossHost") and Host Ventures, Inc. ("Host Ventures"), wholly owned subsidiaries of the Company, entered into a credit facility with Credit Suisse First Boston Mortgage Capital, LLC ("First Boston"). The credit facility from First Boston to CrossHost is in the amount of $13,000,000 (the "CrossHost Loan Facility") and the credit facility to Host Ventures is in the amount of $8,725,000 (the "Host Ventures Loan Facility"). Proceeds from the combined credit facilities were used to repay the Initial Credit Facility, finance the acquisition of the Flagstaff Super 8 and pay related closing costs and expenses in the amount of $757,000. Approximately $343,000 of the combined loan proceeds were retained by the Company for working capital.

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

      The Host Ventures Loan Facility is payable interest only, monthly, at the LIBOR Rate plus 350 basis points (LIBOR Rate was 5.691 as of May 29, 1997), with a maturity date of April 1, 1999, at which time all unpaid interest plus principal are due.

      On June 19, 1997, the Company executed a promissory note in favor of Blacor, Inc. ("Blacor") in the original principal amount of $70,000, as amended by that certain First Modification to Promissory Note (the as modified, the "Blacor Note"). The Blacor Note bears interest at the rate of 12% per annum. Principal and all accrued interest on the Blacor Note is due and payable on demand, but if no demand is made, on December 31, 1997. Blacor is an affiliate of Michael S. McNulty, President of the Company, based upon Mr. McNulty serving as President of Blacor. The outstanding balance as of August 8, 1997 was $25,000.

      Each hotel within the Company's hotel portfolio is separately leased by a wholly owned subsidiary of the Company to Crossroads Hospitality Tenant Company, LLC ("Crossroads") under a percentage lease. Crossroads is controlled by Interstate Hotels Corporation, a publicly held, nation-wide operator and manager of hotel properties. Crossroads leases, manages and operates all of the hotel properties owned by the Company and does not lease, manage or operate any hotels other than those owned by the Company. For purposes of the following discussion, references to the Company mean the wholly owned subsidiary of the Company which is the lessor under the applicable lease.

      The term of the leases on the Acquired Properties, as amended on March 14, 1997 (the "Acquired Properties Leases"), are for a period of fifteen (15) years from the date of acquisition of each property (the "Commencement Date"). The Acquired Properties Leases have combined total annual base rentals of $1,417,500, plus percentage rentals ranging from 30% to 35% of year to date revenues less varying breakeven thresholds adjusted annually by defined percentages for each hotel. During the first four years of each lease, Crossroads will be entitled to accumulate a credit of 50% of base rent paid in excess of hotel cash flow, if any, for each of the Acquired Properties which may be applied towards future percentage rentals that may be due (the "Negative Base Rent"). Should no future percentage rental be due under the Acquired Property Leases during the lease terms, the Negative Base Rent will expire. No Negative Base Rent credit was outstanding as of June 30, 1997. The Acquired Property Leases generally require Crossroads to pay all operating expenses of the properties, including maintenance and insurance, while the Company is responsible for property taxes. In addition, the lessor is required to set aside in a replacement reserve an amount equal to 4% of gross room revenue during years one (1) to four (4) and 6% of gross room revenue during years five (5) and thereafter, to be used for capital expenditures. Further, should the Company decide to sell any of the properties leased to Crossroads under the Acquired Property Leases, Crossroads will be provided a 30 day right of first refusal to purchase such property at the price offered the Company by the third party. In addition, should Crossroads choose not to exercise their right of first refusal to acquire the properties and should the Company to terminate the lease, upon the Company's, Crossroads' and the buyer's consent, Crossroads may be entitled to some portion of the sale proceeds based on a formula as provided in the Acquired Property Leases.

      The annual base rentals under the leases for the Initial Properties (the "Initial Properties Leases"), effective after October 1, 1996, were increased $183,700 to $1,213,800, subject to possible additional increases annually beginning in calendar 1998 and thereafter throughout the term of the Initial Property Leases based upon increases in average room rates, as defined in the Initial Property Leases, while percentage rentals due remained unchanged. Concurrent with the change in base rent due for each Initial Property Lease, the requirement for Crossroads to set aside in a replacement reserve $125 per room, per quarter, increased annually by inflation factors, was terminated. The Company is now required, under the Initial Property Leases effective October 1, 1996, to fund into a replacement reserve an amount equal to six percent (6%) of gross room revenue for the proceeding month, which amount to be expended for capital expenditures will require joint approval of the Company and Crossroads.

      The term of the lease agreement between Crossroads and the Company for the Flagstaff Super 8 (the "Flagstaff Lease Agreement") is for a term of fifteen
(15) years from March 1997 and provides for annual base rentals of $505,000 plus percentage rentals of 32% of gross revenues less a breakeven level of $925,000, adjusted annually. The Company is required to set aside in a replacement reserve account an amount equal to 5% of gross room revenue. Pursuant to the Flagstaff Lease Agreement, Crossroads paid the Company $300,000 (the "Security Deposit"), to be held by the Company as security for the performance by Crossroads of Crossroads' covenants and obligations under the lease. Provided no uncured Event of Default exists, the Company shall return (a) $120,000 of the security deposit to Crossroads upon the third (3rd) anniversary of the lease and (b) $60,000 of the security deposit upon the fifth (5th) anniversary of the lease. Further, pursuant to the lease, the Company funded $25,000 to Crossroads in funds designated for "start up expenses". Remaining terms of the Flagstaff Lease Agreement are similar to the Acquired Properties Leases.

      The Company has no committed additional sources of external liquidity available, therefore the Company will rely on its internal cash flow to meet its liquidity needs. The Company's principal source of cash to meet its cash requirements, including distributions to stockholders, is its share of the Company's cash flow from the percentage leases relating to the hotel properties owned by the Company (the "Percentage Leases") and interest income from the Related Party Note. Although, the obligations of Crossroads, as lessee, under the Percentage Leases are guaranteed in part by Crossroads Hospitality Company, LLC, a Delaware limited liability company (a subsidiary of Interstate Hotels, Inc., a publicly traded, Delaware corporation and parent company of Crossroads), the ability of Crossroads to make lease payments under the Percentage Leases, and therefore the Company's liquidity, including its ability to make distributions to stockholders, is dependent on the ability of Crossroads to generate sufficient cash flow from the Hotels.

      Other than debt service on the CrossHost Loan Facility, the Host Ventures Loan Facility, and the Blacor Note, the capital expenditures required under the Percentage Leases or any loan facility, property taxes on the Company's hotels, obligations under the Employment Agreements, other administrative expenses and the Internal Revenue Service tax requirements (the "Code") to make distributions to stockholders to maintain the Company's REIT status, the Company is not aware of any demands, commitments, events or uncertainties that will result or are likely to result in a change in the Company's liquidity.

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

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Changes in Securities.

      On May 19, 1997, the Company issued 16,000 shares of the Class A Common Stock of the Company in payment of earned acquisition fees relating to the acquisition by the Company of a Super 8 Hotel located in Flagstaff, Arizona (the "Flagstaff Super 8"). The shares were issued in payment of the acquisition fees pursuant to the terms of that certain Restated and Amended Post-Formation Acquisition Agreement dated as of February 3, 1997 (the "Acquisition Agreement") between the Company and HMR Capital, LLC (f/k/a Host Acquisition Group, LLC) ("HMR Capital"). Of the 16,000 shares issued to HMR Capital, 5,262 shares were issued to each of Blacor, Inc. ("Blacor") and Donegal Partners, Ltd., ("Donegal") in partial redemption of the membership units held by each entity in HMR Capital and pursuant to the terms of that certain Redemption Agreement among the parties dated effective as of April 8, 1997. Each of Blacor and Donegal are affiliates of Michael S. McNulty, President of the Company, based upon Mr. McNulty serving as President of Blacor and General Partner of Donegal. The shares of Class A Common Stock received by HMR Capital in payment of the acquisition fee are restricted securities under the Securities Act of 1933 and subject to the resale provisions of Rule 144 promulgated under the Act. The acquisition fee (based upon a value of $10 per share) represented approximately 3.1% of the gross purchase price of the Flagstaff Super 8.

Item 3. Defaults upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      (a) The Annual Meeting of the Stockholders of the Company was held on May 21, 1997 in Dallas, Texas.

      (b) Proxies for the election of directors of the Company were solicited pursuant to a Proxy Statement prepared in accordance with Regulation 14 of the Securities and Exchange Act of 1934, there was no solicitation in opposition to the management's nominees listed in the Proxy Statement, and all nominees were elected by the stockholders.

      (c) Two matters were submitted to a vote of the stockholders at the Annual Meeting held on May 21, 1997, as follows:

      Election of Directors

      The stockholders elected five directors, each of whom was a nominee of management, with the following votes: Michael S. McNulty: For: 1,147,677;
      Against: 1,517; Abstain: -0-; Guy E. Hatfield: For: 1,143,856; Against:
      5,338; Abstain: -0-; Don W. Cockroft: For: 1,147,677; Against: 1,517;
      Abstain: -0-; William M. Birdsall: For: 1,147,677; Against: 1,517;
      Abstain: -0-; and Charles R. Dunn: For: 1,147,677; Against: 1,517;
      Abstain: -0-. There were -0- non-broker votes.

      Approval of Incentive Plan

      The stockholders approved the Host Funding, Inc. 1997 Incentive Plan (the "1997 Plan") pursuant to which certain individuals, including officers and directors of the Company, may be granted awards for incentive stock options, stock awards, performance shares and incentive awards, with the following vote: For: 998,897; Against: 27,999; Abstain: 6,671. There were 115,627 non-broker votes.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

Exhibit Number                      Description

      3.1 Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to Company's Amendment to Form S-11 effective April 17, 1996).

      3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Company's Amendment No. 8 to Form S-11 effective April. 17, 1996).

      4.1               Form of Share Certificate (incorporated by reference to
                        Exhibit 4.1 to Company's Amendment No. 8 to Form S-11 effective April 17, 1996).

      4.2 Form of Series A Warrant dated effective as of February 3, 1997 (incorporated by reference to Exhibit 4.2 to Company's Annual Report on Form 10-K filed on March 31,
                        1997).

      4.3 Form of Series B Warrant dated effective as of February 3, 1997 (incorporated by reference to Exhibit 4.3 to Company's Annual Report on Form 10-K filed on March 31,
                        1997).

      10.1 Agreement of Sale and Purchase between Indianapolis West Equity Partners and Host Funding, Inc. dated May 1, 1997 (Country Hearth Inn, Marion County, Indiana) (incorporated by reference to Exhibit 10.22 to Company's Quarterly Report on Form 10-Q filed on May 14, 1997).

      10.2 Amendment to Agreement of Sale and Purchase between Indianapolis West Equity Partners and Host Funding, Inc. dated effective as of June 19, 1997 (Country Hearth Inn, Marion County, Indiana).

      10.3 Agreement of Sale and Purchase between Auburn Equity Partners and Host Funding, Inc. dated May 1, 1997 (Country Hearth Inn, Auburn, Indiana) (incorporated by reference to Exhibit 10.23 to Company's Quarterly Report on Form 10-Q filed on May 14, 1997).

      10.4 Amendment to Agreement of Sale and Purchase between Auburn Equity Partners and Host Funding, Inc. dated effective as of June 19, 1997 (Country Hearth Inn, Auburn, Indiana).

      10.5 Second Amendment to Agreement of Sale and Purchase between Auburn Equity Partners and Host Funding, Inc. dated effective as of July 28, 1997 (Country Hearth Inn, Auburn, Indiana).

      10.6 Agreement of Sale and Purchase between Findlay Equity Partners and Host Funding, Inc. dated May 1, 1997 (Country Hearth Inn, Findlay, Ohio) (incorporated by reference to Exhibit 10.24 to Company's Form 10-Q filed on May 14, 1997).

      10.7 Amendment to Agreement of Sale and Purchase Agreement between Findlay Equity Partners and Host Funding, Inc. dated effective as of June 19, 1997 (Country Hearth Inn, Findlay, Ohio).

      10.8 Second Amendment to Agreement of Sale and Purchase between Findlay Equity Partners and Host Funding, Inc. dated effective as of July 28, 1997 (Country Hearth Inn, Findlay, Ohio).

      10.9 Agreement of Sale and Purchase between LVM Corporation and Host Funding, Inc. dated July 21, 1997 (Days Inn - Bloomington, Illinois).

      10.10 Letter dated August 5, 1997 terminating Restated and Amended Post-Formation Acquisition Agreement.

      10.11 Promissory Note dated June 19, 1997 and First Modification of Promissory Note dated effective as of August 10, 1997 from Host Funding, Inc. as Maker, and Blacor, Inc. as Lender, in the principal amount of $70,000.

      27                Financial Data Schedule.

      (b)   Reports on Form 8-K

      The Registrant did not file any reports on Form 8-K for the reporting period covered by this Form 10-Q. The Registrant did, however, file an Amended Annual Report on Form 10-K/A on May 30, 1997 which included the financial statements relating to the acquisition by the Company of a Super 8 Hotel located in Flagstaff, Arizona as required by Rule 3-14 of Regulation S-X and the pro forma condensed financial statements of the Registrant as required by Article 11 of Regulation S-X.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacity as the Registrant's Chief Financial and Accounting Officer.

Dated: August 14, 1997             HOST FUNDING, INC.


                                   /s/ Michael S. McNulty
                                   ------------------------------------------
                                   By: Michael S. McNulty
                                   Its: President and Chief Executive Officer


                                   /s/ Bona K. Allen
                                   ------------------------------------------
                                   By: Bona K. Allen
                                   Its: Chief Financial and Accounting Officer

                          INDEX TO EXHIBITS

Exhibit
 Number                      Description
-------                      -----------
 2.1 Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to Company's Amendment to Form S-11 effective April 17, 1996).

 2.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Company's Amendment No. 8 to Form S-11 effective April. 17, 1996).

 4.1 Form of Share Certificate (incorporated by reference to Exhibit 4.1 to Company's Amendment No. 8 to Form S-11 effective April 17, 1996).

 4.2 Form of Series A Warrant dated effective as of February 3, 1997 (incorporated by reference to Exhibit 4.2 to Company's Annual Report on Form 10-K filed on March 31, 1997).

 4.3 Form of Series B Warrant dated effective as of February 3, 1997 (incorporated by reference to Exhibit 4.3 to Company's Annual Report on Form 10-K filed on March 31, 1997).

10.1 Agreement of Sale and Purchase between Indianapolis West Equity Partners and Host Funding, Inc. dated May 1, 1997 (Country
          Hearth Inn, Marion County, Indiana) (incorporated by reference to
          Exhibit 10.22 to Company's Quarterly Report on Form 10-Q filed on May 14, 1997).

10.2      Amendment to Agreement of Sale and Purchase between
          Indianapolis West Equity Partners and Host Funding, Inc. dated effective as of June 19, 1997 (Country Hearth Inn, Marion County, Indiana).

10.3 Agreement of Sale and Purchase between Auburn Equity Partners and Host Funding, Inc. dated May 1, 1997 (Country Hearth Inn, Auburn, Indiana) (incorporated by reference to Exhibit 10.23 to Company's Quarterly Report on Form 10-Q filed on May 14, 1997).

10.4      Amendment to Agreement of Sale and Purchase between Auburn
          Equity Partners and Host Funding, Inc. dated effective as of June 19, 1997 (Country Hearth Inn, Auburn, Indiana).

10.5 Second Amendment to Agreement of Sale and Purchase between Auburn Equity Partners and Host Funding, Inc. dated effective as of July 28, 1997 (Country Hearth Inn, Auburn, Indiana).

10.6 Agreement of Sale and Purchase between Findlay Equity Partners and Host Funding, Inc. dated May 1, 1997 (Country Hearth Inn, Findlay, Ohio) (incorporated by reference to Exhibit 10.24 to Company's Form 10-Q filed on May 14, 1997).

10.7 Amendment to Agreement of Sale and Purchase Agreement between Findlay Equity Partners and Host Funding, Inc. dated effective as of June 19, 1997 (Country Hearth Inn, Findlay, Ohio).

10.8 Second Amendment to Agreement of Sale and Purchase between Findlay Equity Partners and Host Funding, Inc. dated effective as of July 28, 1997 (Country Hearth Inn, Findlay, Ohio).

10.9      Agreement of Sale and Purchase between LVM Corporation and
          Host Funding, Inc. dated July 21, 1997 (Days Inn -- Bloomington, Illinois).

10.10 Letter dated August 5, 1997 terminating Restated and Amended Post-Formation Acquisition Agreement.

10.11 Promissory Note dated June 19, 1997 and First Modification of Promissory Note dated effective as of August 10, 1997 from Host Funding, Inc. as Maker, and Blacor, Inc. as Lender, in the principal amount of $70,000.

27        Financial Data Schedule.