Form 10-Q
period 1997-09-30
HOST FUNDING INC
filed 1997-11-10
CIK 945980

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended
    September 30, 1997                          Commission file number 1-14280
    ------------------                          ------------------------------
                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)



                               HOST FUNDING, INC.
-------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

            Maryland                                    52-1907962
-------------------------------                     ------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

6116 N. Central Expressway, Suite 1313, Dallas, TX         75206
--------------------------------------------------  ------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (214) 750-0760
                                                    ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

 The number of outstanding shares of the Registrant's Class A Common Stock was 1,526,402 as of October 31, 1997.

                              TABLE OF CONTENTS

Item Number                                                          Page
-----------                                                          ----
                                   PART I

    1.       Financial Statements                                      3
             Notes to Financial Statements                             9

    2.       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      13

                                   PART II

    1.       Legal Proceedings                                        18

    2.       Changes in Securities                                    18

    3.       Defaults Upon Senior Securities                          18

    4.       Submission of Matters to a Vote of Security Holders      18

    5.       Other Information                                        19

    6.       Exhibits and Reports on Form 8-K                         19

                        PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                               HOST FUNDING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                September 30,   December 31,
                                                    1997           1996
                                    ASSETS
LAND, PROPERTY AND EQUIPMENT - AT COST:
  Building and improvements                         $16,203,305    $12,644,239
  Furnishings and equipment                           2,630,695      1,952,233
  Less accumulated depreciation                        (971,124)      (391,009)
                                                    -----------    -----------
                                                     17,862,876     14,205,463
  Land                                                6,129,847      4,808,047
                                                    -----------    -----------

    Land, property and equipment - net               23,992,723     19,013,510

CASH AND CASH EQUIVALENTS                               564,634        218,693

RESTRICTED CASH                                         579,485        128,952

RENT RECEIVABLE - CROSSROADS                            179,772        223,160

DUE FROM RELATED PARTIES                                 18,643         30,390

LONG-TERM ADVANCES TO CROSSROADS                        255,841        225,000

LOAN COMMITMENT FEES - Net                              987,472        502,338

FRANCHISE FEES - Net                                     73,700         58,250

PREPAID AND OTHER ASSETS                                251,867         35,282
                                                    -----------    -----------

    TOTAL                                           $26,904,137    $20,435,575
                                                    -----------    -----------
                                                    -----------    -----------

                LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
LONG-TERM DEBT                                      $21,635,264    $15,500,000

SHORT TERM DEBT                                          25,000

LONG-TERM LEASE DEPOSIT                                 300,000              0

ACCOUNTS PAYABLE                                        245,015         38,354

ACCRUED INTEREST                                        169,509        114,886

ACCRUED PROPERTY TAXES                                  195,296         78,940
                                                    -----------    -----------

    Total liabilities                                22,570,084     15,732,180
                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Class A Common stock, $.01 par value;
   authorized 50,000,000 shares; issued and
   outstanding 1,535,583 shares and 1,234,049
   shares at September 30, 1997 and December 31,
   1996                                                  15,355         12,340
  Class B Common stock, $.01 par value;
   authorized 4,000,000 shares; issued and
   outstanding 0 shares and 140,000 shares at
   September 30, 1997 and December 31, 1996                   0          1,400
  Class C Common stock, $.01 par value;
   authorized 4,000,000 shares; issued and
   outstanding 0 shares and 140,000 shares at
   September 30, 1997 and December 31, 1996                   0          1,400
  Additional Paid in Capital                          7,703,079      7,501,494
  Accumulated Deficit                                (2,268,089)      (744,772)
  Less: Related party note receivable                         0     (1,805,675)
  Less: Unearned directors' compensation               (216,292)      (262,792)
                                                    -----------    -----------
                                                      5,234,053      4,703,395
  Less: Common stock in treasury at cost, 90,000
   shares at September 30, 1997                        (900,000)
                                                    -----------    -----------

    Total shareholders' equity                        4,334,053      4,703,395
                                                    -----------    -----------

    TOTAL                                           $26,904,137    $20,435,575
                                                    -----------    -----------
                                                    -----------    -----------

                 The accompanying notes are an integral part
                  of the consolidated financial statements.
-------------------------------------------------------------------------------
                                    -4-

                                                    HOST FUNDING, INC

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                       (UNAUDITED)
--------------------------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,

                                                          1997           1996           1997          1996
REVENUES:
  Lease revenue - related party                      $              $              $              $    200,512
  Lease revenue - Crossroads                              984,507        446,914      2,722,872        728,386
  Interest income - related parties                         3,590         57,895        122,430        160,045
  Interest income & Other income                            3,962          3,482         21,656          6,509
  F,F, & E reserve income - related party                                                               77,941
                                                     ---------------------------   ---------------------------
      Total revenue                                       992,059        508,291      2,866,958      1,173,393
                                                     ---------------------------   ---------------------------

EXPENSES:
  Interest expense                                        580,728        171,531      1,686,549        332,357
  Depreciation and amortization                           204,132         61,386        585,663        158,592
  Administrative expenses - related party                                                              224,000
  Administrative expenses - other                         299,556         89,304        818,213        162,459
  Advisory fees - related party                                            7,500          2,500         13,583
  Property taxes                                           74,158         31,387        208,139         71,403
  Amortization of unearned directors' compensation         13,500         13,500         40,501         23,708
                                                     ---------------------------   ---------------------------
      Total expenses                                    1,172,074        374,608      3,341,565        986,102
                                                     ---------------------------   ---------------------------
NET INCOME (LOSS) BEFORE VALUATION RESERVE               (180,015)       133,683       (474,607)       187,291

  Estimated loss related to property repairs                                            (50,000)
                                                     ---------------------------   ---------------------------
NET INCOME (LOSS)                                    $   (180,015)       133,683   $   (524,607)  $    187,291
                                                     ---------------------------   ---------------------------
                                                     ---------------------------   ---------------------------
NET INCOME (LOSS) PER SHARE                          $      (0.12)  $       0.09   $      (0.35)  $       0.16
                                                     ---------------------------   ---------------------------
                                                     ---------------------------   ---------------------------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                             1,522,866      1,472,049      1,519,684      1,152,379
                                                     ---------------------------   ---------------------------
                                                     ---------------------------   ---------------------------


                 The accompanying notes are an integral part the consolidated financial statements.

                              HOST FUNDING, INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (UNAUDITED)

----------------------------------------------------------------------------------------------------------
                                                                                                Retained
                                             Class A    Class B     Class C     Additional      Earnings
                                             Common     Common      Common        Paid in     (Accumulated
                                              Stock      Stock       Stock        Capital       Deficit)
----------------------------------------------------------------------------------------------------------
BALANCE,  January 1, 1997                    $12,340    $1,400      $ 1,400      7,501,494    $  (744,772)

COMMON STOCK  ISSUED FOR ACQUIRED
PROPERTIES ACQUISITION FEE                       160          -           -        151,840              -

COMMON STOCK ISSUED AS DEPOSITS AND HELD
IN ESCROW SUBJECT TO THE RELATED
PURCHASE CONTRACTS (AS AMENDED)                   55                                49,745

PRINCIPAL REDUCTION: NOTES RECEIVABLE:
DIRECTORS

AMORTIZATION OF UNEARNED DIRECTORS
COMPENSATION                                       -          -           -              -              -

CONVERSION OF CLASS C COMMON STOCK
TO CLASS A COMMON STOCK                        1,400          -      (1,400)             -                              -

CONVERSION OF CLASS B COMMON STOCK
TO CLASS A COMMON STOCK                        1,400     (1,400)

COMMON STOCK IN TREASURY AT COST

PRINCIPAL REDUCTION: NOTES RECEIVABLE:
HATFIELD

DISTRIBUTIONS                                      -          -           -              -       (998,711)

NET LOSS                                           -          -           -              -       (524,607)
                                             -------     ------     -------      ---------    ------------

BALANCE, September 30, 1997                  $15,355     $    0     $     0      7,703,079    $(2,268,090)
                                             -------     ------     -------      ---------    ------------
                                             -------     ------     -------      ---------    ------------


--------------------------------------------------------------------------------------------------------
                                                Related      Unearned                         Total
                                               Party Note    Directors'     Treasury      Shareholders'
                                               Receivable   Compensation     Stock       Equity(Deficit)
--------------------------------------------------------------------------------------------------------
BALANCE,  January 1, 1997                     $(1,805,675)   $(262,792)    $       0       $4,703,395

COMMON STOCK  ISSUED FOR ACQUIRED
PROPERTIES ACQUISITION FEE                              -            -                        152,000

COMMON STOCK ISSUED AS DEPOSITS AND HELD
IN ESCROW SUBJECT TO THE RELATED
PURCHASE CONTRACTS (AS AMENDED)                                                                49,800

PRINCIPAL REDUCTION: NOTES RECEIVABLE:
DIRECTORS                                                        6,000                          6,000

AMORTIZATION OF UNEARNED DIRECTORS
COMPENSATION                                            -       40,500             -           40,500

CONVERSION OF CLASS C COMMON STOCK
TO CLASS A COMMON STOCK                                 -            -             -                0

CONVERSION OF CLASS B COMMON STOCK
TO CLASS A COMMON STOCK                                                                             0

COMMON STOCK IN TREASURY AT COST                                            (900,000)        (900,000)

PRINCIPAL REDUCTION: NOTES RECEIVABLE:          1,805,675                                   1,805,675
HATFIELD

DISTRIBUTIONS                                           -            -             -         (998,711)

NET LOSS                                                -            -             -         (524,607)
                                              -----------    ---------     ---------       ----------

BALANCE, September 30, 1997                   $         0    $(216,292)    $(900,000)      $4,334,052
                                              -----------    ---------     ---------       ----------
                                              -----------    ---------     ---------       ----------

              The accompanying notes are an integral part of
                  the consolidated financial statements.

-------------------------------------------------------------------------------

                                HOST FUNDING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                    (UNAUDITED)
--------------------------------------------------------------------------------------
                                                                  1997         1996
--------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss)                                          $  (524,607)  $    187,291
  Adjustments to reconcile net income to net cash:
    provided by operating activities
    Depreciation and amortization                                585,665        158,592
    Amortization of loan fees                                    298,636         48,873
    Amortization of unearned directors' compensation              46,500         23,708
  Changes in operating assets and liabilities:
    Rent receivable - Crossroads                                  43,388       (212,005)
    Rent, interest and other receivable - related party           11,747            140
    Prepaid and other assets                                    (166,785)
    Short term debt                                               25,000
    Accounts payable and accrued expenses                        377,640        136,356
                                                             -----------   ------------
    Net cash (used in) provided by operating activities          697,184        342,955
                                                             -----------   ------------
INVESTING ACTIVITIES:
  Acquisition of land, property and equipment                 (5,407,328)   (13,803,927)
  Restricted cash                                               (450,533)      (160,722)
  Long-term advances to Crossroads                               (30,841)      (150,000)
  Other assets                                                                 (115,848)
  Franchise fees                                                 (21,000)
                                                             -----------   ------------
      Net cash used in investing activities                   (5,909,702)   (14,230,497)
                                                             -----------   ------------
FINANCING ACTIVITIES:
  Proceeds from common stock issued in Stock Offering                         4,500,000
  Stock issuance costs                                                         (402,539)
  Cash portion of related party note receivable payment          905,675
  Borrowings on long-term debt                                 6,225,000     15,500,000
  Payments on long-term debt                                     (89,736)    (4,230,565)
  Payment of loan fees                                          (783,771)      (693,166)
  Long-term lease deposit                                        300,000
  Distributions                                                 (998,710)      (271,191)
                                                             -----------   ------------
      Net cash provided by financing activities                5,558,458     14,402,539
                                                             -----------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                          345,941        514,997

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 218,693            500
                                                             -----------   ------------
CASH AND CASH EQUIVALENTS  AT END OF PERIOD                  $   564,634   $    515,497
                                                             -----------   ------------
                                                             -----------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest                   $   956,201   $    352,174
                                                             -----------   ------------
                                                             -----------   ------------
  Common stock issued to independent directors
    Class A common stock                                     $             $        300
    Additional paid in capital                                                  299,700
    Unearned directors' compensation                                           (300,000)
                                                             -----------   ------------
    Net non-cash investing activity                          $         0   $          0
                                                             -----------   ------------
                                                             -----------   ------------
    Common stock issued pursuant to Mission Bay
      Acquisition Agreement
      Land, property and equipment                           $             $ (2,520,490)
      Class A common stock                                                        2,520
      Additional paid in capital                                              2,517,970
                                                             -----------   ------------
      Net non-cash investing activity                        $         0   $          0
                                                             -----------   ------------
                                                             -----------   ------------
                                                                             (Continued)

                              HOST FUNDING, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (UNAUDITED)
------------------------------------------------------------------------------
                                                           1997       1996
------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION (Continued)
  Non-cash investing activities:
    Common stock issued to partners of AAG:
      Class A common stock                                               4,099
      Class B common stock                                               1,400
      Class C common stock                                               1,400
      Additional paid in capital                                        (6,899)
                                                       ----------   ----------
      Net non cash investing activity                  $        0   $   (4,099)
                                                       ----------   ----------
                                                       ----------   ----------
    Reclass of deferred income taxes and stock
     issuance costs due to Stock Offering
      Deferred income taxes                            $            $ (163,000)
      Additional paid in capital                                       (64,943)
      Retained Earnings                                                227,943
                                                       ----------   ----------
      Net non-cash investing activity                  $        0   $        0
                                                       ----------   ----------
                                                       ----------   ----------
    Common stock issued for Acquired Properties
    Acquisition Fee
      Additional paid in capital                       $  151,840   $  338,205
      Class A Common Stock                                    160          420
      Land, property and equipment                       (152,000)    (338,625)
                                                       ----------   ----------
      Net non-cash investing activity                  $        0   $        0
                                                       ----------   ----------
                                                       ----------   ----------
    Conversion of Class C common stock
    to Class A common stock
      Class A common stock                             $    1,400   $
      Class C common stock                                 (1,400)
                                                       ----------   ----------
      Net non-cash investing activity                  $        0   $        0
                                                       ----------   ----------
                                                       ----------   ----------
    Common Stock issued as Deposits and held in
    escrow pursuant to the related purchase contracts
      Additional paid in capital                       $   49,745   $
      Class A Common Stock                                     55
      Prepaid and other assets                            (49,800)
                                                       ----------   ----------
      Net non-cash investing activity                  $        0   $        0
                                                       ----------   ----------
                                                       ----------   ----------
    Conversion of Class B common stock
    to Class A common stock
      Class A common stock                             $    1,400   $
      Class B common stock                                 (1,400)
                                                       ----------   ----------
      Net non-cash investing activity                  $        0   $        0
                                                       ----------   ----------
                                                       ----------   ----------
    Receipt of Class A common stock in partial
    payment of related party note receivable
      Class A common stock held in treasury (at cost)  $  900,000   $
      Related party note receivable                      (900,000)
                                                       ----------   ----------
      Net non-cash investing activity                  $        0   $        0
                                                       ----------   ----------
                                                       ----------   ----------

              The accompanying notes are an integral part of the
                       consolidated financial statements.
                                                                    (Concluded)

Host Funding, Inc. Notes to Consolidated Financial Statements

     1.   ORGANIZATION AND BASIS OF PRESENTATION.

          The accompanying unaudited consolidated financial statements of Host Funding, Inc., a Maryland corporation (the "Registrant" or the "Company"), include the accounts of the Company and its consolidated subsidiaries. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and should be read in accordance therewith. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     2.   NET INCOME (LOSS) PER SHARE.

          Net Income or Loss per share for the nine months ended September 30, 1997 and September 30, 1996 is computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is immaterial.

          In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 requires basic EPS to be computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period and diluted EPS to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. Earlier application is not permitted. The impact of the implementation of SFAS 128 on the Company's consolidated financial statements is expected to be immaterial.

     3.   COMMITMENTS AND CONTINGENCIES.

          REIT STATUS

          The Company, as a requirement under the Internal Revenue Code (the "Code") to elect REIT status, must have no more than five (5) shareholders, who own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding of the Company. The Company did not satisfy this requirement as of June 30, 1997, and therefore, did not elect to qualify as a REIT during the 1996 tax year and currently is subject to the corporate tax provisions. However, the Company is in a net operating loss position, and has a net deferred tax asset under SFAS 109, Accounting for Income Taxes, that has been fully reserved. The Company's decision not to elect REIT qualification will not adversely affect the stockholders of the Company in that the Company had no taxable income for the 1996 tax year and does not anticipate any taxable income for the 1997 tax year.

          LETTERS OF INTENT

          The Company has executed a letter of intent to form a partnership which will purchase four hotels comprising over 800 rooms valued at approximately $50,000,000. The franchises represented by the hotels include Holiday Inn, Courtyard by Marriott, and Hilton. The acquisition is subject to a number of conditions including completion of the Company's due diligence. It is anticipated that the Company will initially own partnership units equating a 33% interest in the partnership and will increase its interest as other partnership units are converted into stock of the Company or as additional properties are acquired. The completion of this purchase has been delayed until the first quarter of 1998 due to seller related tax issues.

          PROPERTY REPAIRS

          In late May, the Company became aware of certain structural deficiencies which affect the Sleep Inn Hotel properties owned by the Company in Tallahassee, Florida (the "Tallahassee Sleep Inn") and to a lesser extent Destin, Florida (the "Destin Sleep Inn"). The structural defects relating to the Tallahassee Sleep Inn necessitated that the Company temporarily suspend the day to day operations of the hotel in order to assess adequately the needed repairs. These structural deficiencies were not noted or otherwise disclosed in the engineering and architectural reports obtained and relied upon by the Company prior to purchasing the properties. Upon discovering the structural defects, the Company immediately undertook steps to (i) determine the extent of insurance coverage on the structural deficiencies, (ii) require Capital Circle Hotel Company, the prior owner of the Tallahassee Sleep Inn ("Capital"), to commence remedial construction activities to repair the structural defects at Capital's sole cost and expense; and (iii) negotiate a sale or lease of the Tallahassee Sleep Inn back to Capital. As a result of these steps and in lieu of extensive negotiations with the insurance company or potential litigation with Capital, the Company has negotiated an agreement in principle with Capital to lease the Tallahassee Sleep Inn to Capital and to require Capital to correct at Capital's sole cost and expense certain of the structural deficiencies with respect to the Tallahassee Sleep Inn and the Destin Sleep Inn.

          In addition, Crossroads Hospitality Tenant Company, LLC ("Crossroads"), as current lessee, and the Company, as lessor, of the hotel properties are aggressively pursuing claims with the insurance company concerning business interruption insurance maintained by Crossroads on the Tallahassee Sleep Inn. The business interruption insurance is anticipated to be sufficient to reimburse the majority of the Company costs, expenses and lost rents from May through the settlement date related to the Tallahassee Sleep Inn. Hence, the Company does not expect any significant loss from the structural deficiencies relating to the Tallahassee Sleep Inn; however, it has elected to maintain a valuation reserve of $50,000 to cover any insurance deductible on business interruption insurance and various other costs incurred in connection with the lease of the Tallahassee Sleep Inn. The Company anticipates executing the lease of the Tallahassee Sleep Inn to Capital during the fourth quarter of 1997, with the completion of renovations to the Tallahassee Sleep Inn and the Destin Sleep Inn anticipated during the first quarter of 1998.

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

          WARRANTS

          The Company has issued and outstanding two series of warrants designated "Series A Warrants" and "Series B Warrants". The Series A Warrants provide warrants to purchase 225,000 shares of Host Funding's Class A Common Stock, $0.01 par value per share, at $9.90 per share, and expire on February 2, 2000. The Series B Warrants provide warrants to purchase 225,000 shares of the Company's Class A Common Stock, $0.01 par value per share, at $10.80 per share, and expire on February 2, 2001. There are additional provisions in the Series A Warrants and the Series B Warrants that allow pari passu treatment upon recapitalization of the Company. In addition, the Series B Warrants include certain restrictions prohibiting exercise of the warrants if the Company gives notice of the public offering of the securities of the Company in which the net proceeds to the Company are not less than $50 million. The prohibition against exercise terminates on the earlier to occur of (i) sixty days after the effective date of the public offering or (ii) February 2, 1999. On August 29, 1997, the Company gave notice to the holders of the Series B Warrants of a possible public offering thereby imposing the foregoing restrictions on exercise of the Series B Warrants.

     4.   RELATED PARTY TRANSACTION:

          The Company entered into that certain Exchange and Note Prepayment Agreement (the "Note Prepayment Agreement") effective as of September 17, 1997 whereby Guy and Dorothy Hatfield (the "Hatfields") and All American Group, Ltd. satisfied that certain Related Party Note dated April 1, 1995 in the principal amount of $1,805,675 payable on or before March 31, 2000. The amount was partially satisfied by payment of $874,325 in cash, and a $31,350 credit from the Company. Additionally, the Company issued to the Hatfields 140,000 shares of the Company's Class A Common Stock in exchange for the 140,000 shares of Class B Common Stock held by the Hatfields. The Company holds the Class B Common Stock exchanged by the Hatfields as treasury shares. Simultaneously with the cash payment of $874,325, and the exchange of shares described above, the Hatfields delivered to the Company 90,000 shares of the 140,000 shares of Class A Common Stock received by the Hatfields in the exchange. The Company accepted the 90,000 shares of Class A Common Stock in full and final payment of the remaining $900,000 principal balance of the Related Party Note which shares are held by the Company as treasury shares.

     5.   SUBSEQUENT EVENTS.

          PURCHASE OF COUNTRY HEARTH INN PROPERTIES

          On October 21, 1997 the Company completed the purchase of two Country Hearth Inn properties (the "Country Hearth Inns") located in Auburn, Indiana and Findlay, Ohio consisting of 150 rooms for an aggregate purchase price of $5,846,400. The Company completed the purchase of the Country Hearth Inns by forming two special purpose entities, B-H Auburn L.P. and B-H Findlay L.P. (the "Purchasing Entities"), with Buckhead America Corporation, a publicly-traded hotel company ("Buckhead"), of which the Company is the beneficial owner of approximately 83% of the limited partnership interests and 1% general partnership interest in each limited partnership. Buckhead beneficially holds approximately 16% of the remaining limited partnership interest in each of the Purchasing Entities.

          The Purchasing Entities paid the following consideration for the properties: $500,000 in cash, the issuance of 80,819 shares of the Class A Common Stock of the Company having a fair market value of approximately $750,000, the execution and delivery to the seller by the Purchasing Entities of promissory notes in the aggregate amount of $1,138,555 (the "Seller Notes"), and the assumption of existing indebtedness by the Purchasing Entities in the aggregate amount of $3,457,845. The Company guaranteed the performance of the obligations of the Purchasing Entities under the Seller Notes and pledged 90,000 shares of the Class B Common Stock of the Company to secure such obligations.

          COMMISSIONS DUE FOR THE PURCHASE OF COUNTRY HEARTH INN PROPERTIES

          Pursuant to that certain Restated and Amended Acquisition Agreement (the "Acquisition Agreement") by and between the Company and HMR Capital, LLC, a Delaware limited liability company, the Company is liable for a commission on the purchase of the Country Hearth Inn Properties in the amount of $175,390 payable in 17,539 shares of the Class A Common Stock of the Company. The Company anticipates paying this commission in the form of Class A Common Stock of the Company in the fourth quarter, 1997.

     6.   PRO FORMA INFORMATION.

          The following unaudited pro forma information has been prepared assuming that the acquisition of the Flagstaff Super 8 (which was purchased on March 14, 1997) occurred on January 1, 1996. Permitted pro forma adjustments include only the effects of events directly attributable to a transaction that are factually supportable and expected to have continuing impact. Pro forma adjustments reflecting anticipated "efficiencies" in operations resulting from a transaction are, under most circumstances, not permitted. As a result of the limitations imposed with regard to the types of permitted pro forma adjustments, the Company believes that this unaudited pro forma information is not indicative of future results of operations or the results of historical operations had the acquisition of all hotels owned on September 30, 1997 been consummated as of January 1, 1996.

                                       (Unaudited)    (Unaudited)
                                       Nine Months    Nine Months
                                         Ended          Ended
                                      September 30,  September 30,
                                          1997           1996
                                      -------------  -------------
          Revenues                     $3,040,273     $3,108,182
          Net Loss                     $ (217,397)    $ (149,489)
          Net Loss Per Share           $     (.15)    $     (.10)
          Weighted Average Number of
           Common Shares Outstanding    1,445,583      1,445,583

Item 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS


     The Company declared a cash dividend of $0.24 per share to stockholders of record on September 12, 1997, which was payable September 23, 1997. The Company had previously changed its dividend policy so that any dividends declared will be paid in March, June, September and December of each year.

     The Company completed the purchase of two Country Hearth Inn properties located in Auburn, Indiana and Findlay, Ohio for an aggregate purchase price of $5,846,400. These properties consist of 150 rooms, increasing the Company's real estate portfolio to twelve properties containing approximately 922 rooms. The Country Hearth properties were purchased through partnerships beneficially owned by the Company and Buckhead America Corporation, a publicly traded company. Reference is made to the report on Form 8-K filed by the Company on November 4, 1997 for a more detailed description of the Country Hearth Inn acquisitions, which Form 8-K is incorporated herein by reference. This purchase continues the Company's previously announced strategic plan to acquire quality limited service hotel products in secondary and tertiary markets. The Company is aggressively pursuing additional acquisitions that fit this criteria.

     The Company has executed a letter of intent to form a partnership which will purchase four hotels comprising over 800 rooms valued at approximately $50,000,000. The franchises represented by the hotels include Holiday Inn, Courtyard by Marriott, and Hilton. The acquisition is subject to a number of conditions including completion of the Company's due diligence. It is anticipated that the Company will initially own partnership units equating a 33% interest in the partnership and will increase its interest as other partnership units are converted into stock of the Company or as additional properties are acquired. This acquisition is the Company's initial step in achieving the previously announced strategic plan of acquiring prime full service hotel properties in secondary and tertiary markets.

     The Company has taken positive steps to correct certain structural deficiencies affecting the Sleep Inn properties owned by the Company in Tallahassee, Florida (the "Tallahassee Sleep Inn") and to a lesser extent Destin, Florida (the "Destin Sleep Inn"). The Company has agreed in principle to enter into a lease agreement with Capital Circle, Inc., prior owner of the Tallahassee Sleep Inn and the Destin Sleep Inn, whereby Capital Circle agrees to lease the Tallahassee Sleep Inn from the Company at market rates and fully repair both properties.

     The Company also anticipates obtaining a favorable settlement with the insurance carrier to recover lost revenues from the Tallahassee Sleep Inn property. Receipt of the settlement proceeds and execution of the Tallahassee Sleep Inn lease are anticipated to occur in the fourth quarter, 1997. Completion of repairs to the Tallahassee Sleep Inn and the Destin Sleep Inn are anticipated to be completed in the first quarter, 1998 at no material cost to the Company.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996:

     The Company did not acquire any assets until April 1, 1995. On that date the four Super 8 Hotels located in Miner, Missouri; Poplar Bluff, Missouri; Rock Falls, Illinois; and Somerset, Kentucky were acquired by the Company which are collectively referred to as the "Initial Hotels". On April 22, 1996, the Company completed an initial public stock offering of 500,000 common shares that raised net cash proceeds totaling $4,500,000 and acquired the Mission Bay Super 8 (the "Acquisition Hotel") located in San Diego, California. In September, 1996 the Company acquired three Sleep Inn Hotels located in Destin, Sarasota, and Tallahassee, Florida and one Sleep Inn Hotel located in Ocean Springs, Mississippi (collectively, the "Acquired Properties"). The Initial Hotels, the Acquisition Hotel and the Acquired Properties are collectively herein referred to as the "1996 Properties". In addition, the Company acquired a Super 8 Hotel located in Flagstaff, Arizona (the "Flagstaff Super 8") on March 14, 1997. Therefore, because of the foregoing acquisitions, comparisons of results of operations to the corresponding period of the previous year are not meaningful. However, pursuant to the Percentage Leases described below, the Company anticipates significant increases in rental revenues in 1997 over 1996.

     The Company, through wholly owned subsidiaries, leases each of its hotels to Crossroads Hospitality Tenant Company, LLC ("Crossroads"), which is responsible for maintaining and operating the hotels. At September 30, 1997, the Company leased ten hotels to Crossroads pursuant to percentage leases (the "Percentage Leases"). The terms of the Percentage Leases are for a period of fifteen years from the date of acquisition of each hotel property. The Percentage Leases provided for defined base rentals plus percentage rentals ranging from 30% to 40% of year-to-date revenues less varying breakeven thresholds adjusted annually by defined percentages for each hotel.

     Occupancy and average room rates of 64.8% and $48.56 for the 1996 Properties for the nine months ended September 30, 1997 and 80.3% and $48.56 for the Flagstaff Super 8 from the period from March 14 to September 30 resulted in total sales of approximately $6,956,000 and generated lease revenues of approximately $2,723,000.

     As noted in the Notes to Financial Statements included in this Form 10-Q, the Company suspended operations at its Sleep Inn property in Tallahassee, Florida due to structural deficiencies. Thus, rental revenue generated by this property through September 30, 1997 is below expectations. The Company anticipates a favorable settlement with the insurance carrier, thus recovering much of the rental revenue in the fourth quarter of 1997.

     Interest income from a note received from All American Group, Ltd., a Delaware limited partnership ("AAG"), and a principal shareholder of the Company (the "Related Party Note"), which is included in Interest income - related parties, totaled $103,000 for the nine months ended September 30, 1997, which interest rate is 12% pursuant to the terms of the note. The Related Party Note was satisfied on September 17, 1997. Reference is made to the Notes to Consolidated Financial Statements included with this Form 10-Q for a more detailed description of the satisfaction of the Related Party Note. Interest income from the notes with the independent directors, which income is included in Interest income - related parties, totaled $14,500 for the period ending September 30, 1997.

     Interest expense incurred for the period January 1 to September 30, 1997 was a result of interest expense and loan fee amortization expense on notes payable relating to the CrossHost Facility and the Host Ventures Facility (See Liquidity and Capital Resources). Interest expense for the nine months totaled $1,687,000, including $299,000 of loan fee amortization.

     Depreciation expense, which is included in depreciation and amortization, is calculated based upon the original historical cost of the Initial Hotels and the acquisition value of the Acquisition Hotel, the Acquired Properties and the Flagstaff Super 8 over their estimated useful lives, totaled $580,000 for the nine months ended September 30, 1997.
Franchise fee amortization, which is included in depreciation and amortization, is calculated based upon the original cost amortized on a straight line basis over the life of the franchise agreement, which totaled $5,550 for the nine months ended September 30, 1997.

     Administrative expenses - other totaled approximately $818,000 for the nine months ended September 30, 1997 including the 1996 audit fees of approximately $24,000, legal fees totaling $79,000 and accounting fees totaling $53,000, which amounts are greater than will be expected in future quarters due to start-up costs, stock transfer fees totaling approximately $57,000, travel expenses totaling approximately $92,000, statutory filing & printing costs of approximately $40,000, payroll related expenses totaling approximately $239,000, director fees of $15,000, and other administrative expenditures of approximately $219,000, approximately $110,000 of which are non-recurring expenses.

     Advisory fees - related party totaling $2,500 were due under an Advisory Agreement which Host Funding Advisors, Inc., a Delaware corporation ( the "Advisor") entered into upon the close of the initial stock offering of the Company. This agreement was terminated effective January 31, 1997.

     Effective January 1, 1996, the Company became responsible for property taxes under the Percentage Leases for the Initial Hotels. In addition, the Company is responsible for property taxes on the Acquisition Hotel, the Acquired Properties and the Flagstaff Super 8. Property tax expense, based upon local taxing authorities' assessment of the values of the Company's real and personal property owned times the statutory rates in effect in the respective tax districts, totaled approximately $208,000 for the nine months ended September 30, 1997.

     Amortization of unearned directors' compensation has been calculated based upon the terms of the independent director's notes.

     Net income or loss per share and weighted average shares outstanding have been calculated based upon the daily average of the number of shares outstanding for the applicable reporting periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has in place through CrossHost, Inc. and Host Ventures, Inc., wholly owned subsidiaries of the Company, two credit facilities with Credit Suisse First Boston, LLC, in the principal amounts of $13,000,000 (the "CrossHost Facility") and $8,725,000 (the "Host Ventures Facility"). The CrossHost Facility is payable over twenty years in equal monthly installments of $120,838, including interest at a fixed rate of 9.46% per annum over the first ten years, with an increased fixed monthly payment the second ten years that fully amortizes remaining principal plus interest at an increased interest rate, and a due date in March, 2017. The Host Ventures Facility is payable interest only, monthly, at the LIBOR rate plus 350 basis points, with a maturity date of April 1, 1999. A substantial portion of the proceeds from the two credit facilities was used to finance the acquisition of the Acquired Properties and the Flagstaff Super 8.

     The Company has no committed additional sources of external liquidity available, therefore the Company will rely on its internal cash flow to meet its liquidity needs. The Company's principal source of cash to meet its cash requirements, including distributions to stockholders, is its share of the Company's cash flow from the Percentage Leases relating to the hotel properties owned by the Company. Although the obligations of Crossroads, as lessee, under the Percentage Leases are guaranteed in part by Crossroads Hospitality Company, LLC, a Delaware limited liability company (a subsidiary of Interstate Hotels, Inc., a publicly traded, Delaware corporation and parent company of Crossroads), the ability of Crossroads to make lease payments under the Percentage Leases, and therefore the Company's liquidity, including its ability to make distributions to stockholders, is dependent on the ability of Crossroads to generate sufficient cash flow from the hotels.

     Other than debt service on the CrossHost Facility, the Host Ventures Facility, capital expenditures required under the Percentage Leases or any loan facility, property taxes on the Company's hotels, obligations under employment agreements with key executives of the Company, other administrative expenses and the Internal Revenue Service tax requirements (the "Code") to make distributions to stockholders to maintain the Company's REIT status, the Company is not aware of any demands, commitments, events or uncertainties that will result or are likely to result in a change in the Company's liquidity.

     The Company intends to make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company will invest in additional hotel properties only as suitable opportunities arise, and the Company will not undertake investments unless adequate sources of financing are available. Based upon REIT distribution requirements, the Company expects that future investments in hotel properties will be financed, in whole or in part, with common stock, proceeds from additional issuances of common stock in the form of future public offerings or private placements, or from the issuance of other debt or equity securities. The Company in the future may seek to obtain a line of credit or a permanent credit facility, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with its charter restrictions. Any debt incurred or issued by the Company may be secured or unsecured, long-term or short-term, charge a fixed or variable interest rate and may be subject to such other terms as the Board of Directors of the Company deems prudent.

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

                              PART II-OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     None.

Item 2.  CHANGES IN SECURITIES.

     The Company entered into that certain Exchange and Note Prepayment Agreement (the "Note Prepayment Agreement") effective as of September 17, 1997 whereby Guy and Dorothy Hatfield (the "Hatfields") and All American Group, Ltd. satisfied that certain Related Party Note dated April 1, 1995 in the principal amount of $1,805,675 payable on or before March 31, 2000. The amount was partially satisfied by payment of $874,325 in cash, and a $31,350 credit from the Company. Additionally, the Company issued to the Hatfields 140,000 shares of the Company's Class A Common Stock in exchange for the 140,000 shares of Class B Common Stock held by the Hatfields. Simultaneously with the cash payment of $874,325, and the exchange of shares described above, the Hatfields delivered to the Company 90,000 shares of the 140,000 shares of Class A Common Stock received by the Hatfields in the exchange. The Company accepted the 90,000 shares of Class A Common Stock in full and final payment of the remaining $900,000 principal balance of the Related Party Note.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

Item 5.  OTHER INFORMATION.

     None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

Exhibit
 Number           Description
-------           -----------
  3.1 Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to Company's Amendment to Form S-11 effective April 17, 1996).

  3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Company's Amendment No. 8 to Form S-11 effective April 17, 1996).

  5.1 Form of Share Certificate (incorporated by reference to Exhibit 4.1 to Company's Amendment No. 8 to Form S-11 effective April 17, 1996).

  4.2 Form of Series A Warrant dated effective as of February 3, 1997 (incorporated by reference to Exhibit 4.2 to Company's Annual Report on Form 10-K filed on March 31, 1997).

  4.3 Form of Series B Warrant dated effective as of February 3, 1997 (incorporated by reference to Exhibit 4.3 to Company's Annual Report on Form 10-K filed on March 31, 1997).

 10.1 Agreement of Sale and Purchase between Auburn Equity Partners and Host Funding, Inc. dated May 1, 1997 (Country Hearth Inn, Auburn, Indiana) (incorporated by reference to Exhibit 10.23 to Company's Quarterly Report on Form 10-Q filed on May 14, 1997).

 10.2 Amendment to Agreement of Sale and Purchase between Auburn Equity Partners and Host Funding, Inc. dated effective as of June 19, 1997 (Country Hearth Inn, Auburn, Indiana) (incorporated by reference to
          Exhibit 10.4 to Company's Annual Report on Form 10-Q filed on August 14, 1997).

 10.3 Second Amendment to Agreement of Sale and Purchase between Auburn Equity Partners and Host Funding, Inc. dated effective as of July 28, 1997 (Country Hearth Inn, Auburn, Indiana) (incorporated by reference to Exhibit 10.5 to Company's Quarterly Report on Form 10-Q filed on August 14, 1997).

 10.4 Third Amendment to Agreement of Sale and Purchase between Auburn Equity Partners and Host Funding, Inc. dated effective as of September 20, 1997 (Country Hearth Inn, Auburn, Indiana) (incorporated by reference to Exhibit 2.4 to Company's Form 8-K filed on November 4, 1997).

 10.5 Assignment of Agreement of Sale and Purchase dated effective as of October 21, 1997 between Host Funding Inc., as Assignor, and BH Auburn, LP, as Assignee (Country Hearth Inn, Auburn, Indiana) (incorporated by reference to Exhibit 2.5 to Company's Form 8-K filed on November 4, 1997).

 10.6 Agreement of Sale and Purchase between Findlay Equity Partners and Host Funding, Inc. dated May 1, 1997 (Country Hearth Inn, Findlay,
          Ohio) (incorporated by reference to Exhibit 10.24 to Company's Form 10-Q filed on May 14, 1997).

 10.7 Amendment to Agreement of Sale and Purchase Agreement between Findlay Equity Partners and Host Funding, Inc. dated effective as of June 19, 1997 (Country Hearth Inn, Findlay, Ohio) (incorporated by reference to Exhibit 10.7 to Company's Quarterly Report on Form 10-Q filed on August 14, 1997).

 10.8 Second Amendment to Agreement of Sale and Purchase between Findlay Equity Partners and Host Funding, Inc. dated effective as of July 28, 1997 (Country Hearth Inn, Findlay, Ohio) (incorporated by reference to Exhibit 10.8 to Company's Quarterly Report on Form 10-Q filed on August 14, 1997).

 10.9 Third Amendment to Agreement of Sale and Purchase between Findlay Equity Partners and Host Funding, Inc. dated effective as of September 20, 1997 (Country Hearth Inn, Findlay, Ohio) (incorporated by reference to Exhibit 2.6 to Company's Form 8-K filed on November 4, 1997).

 10.10 Assignment of Agreement of Sale and Purchase dated effective as of October 21, 1997 between Host Funding, Inc., as Assignor, and BH Findlay, LP, as Assignee, (Country Hearth Inn, Findlay, Ohio) (incorporated by reference to Exhibit 2.7 to Company's Form 8-K filed on November 4, 1997).

 10.11 Lease Summary, Country Hearth Inn, Auburn, Indiana (incorporated by reference to Exhibit 2.8 to Company's Form 8-K filed on November 4,
          1997).

 10.12 Lease Summary, Country Hearth Inn, Findlay, Ohio (incorporated by reference to Exhibit 2.9 to Company's Form 8-K filed on November 4,
          1997).

 10.13 Exchange and Note Prepayment Agreement dated effective as of September 17, 1997 by and among Host Funding, Inc. and Guy and Dorothy Hatfield.

 27       Financial Data Schedule.

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K on November 4, 1997 relating to the acquisition of two Country Hearth Inns located in Auburn, Indiana and Findlay, Ohio. The Company did not file any financial statements in connection with the Form 8-K filing, but anticipates filing the required financial statements and pro forma information relating to the Country Hearth Inn acquisitions when available.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacity as the Registrant's President and Chief Executive Officer and Chief Financial and Accounting Officer, respectively.




Dated: November 10, 1997           HOST FUNDING, INC.


                                   /s/ Michael S. McNulty
                                   ------------------------------------------
                                   By: Michael S. McNulty
                                   Its: President and Chief Executive Officer


                                   /s/ Bona K. Allen
                                   ------------------------------------------
                                   By: Bona K. Allen
                                   Its: Chief Financial and Accounting Officer

                               INDEX TO EXHIBITS
                               -----------------

Exhibit
 Number           Description
-------           -----------
  3.1 Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to Company's Amendment to Form S-11 effective April 17, 1996).

  3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Company's Amendment No. 8 to Form S-11 effective April 17, 1996).

  5.1 Form of Share Certificate (incorporated by reference to Exhibit 4.1 to Company's Amendment No. 8 to Form S-11 effective April 17, 1996).

  4.2 Form of Series A Warrant dated effective as of February 3, 1997 (incorporated by reference to Exhibit 4.2 to Company's Annual Report on Form 10-K filed on March 31, 1997).

  4.3 Form of Series B Warrant dated effective as of February 3, 1997 (incorporated by reference to Exhibit 4.3 to Company's Annual Report on Form 10-K filed on March 31, 1997).

 10.1 Agreement of Sale and Purchase between Auburn Equity Partners and Host Funding, Inc. dated May 1, 1997 (Country Hearth Inn, Auburn, Indiana) (incorporated by reference to Exhibit 10.23 to Company's Quarterly Report on Form 10-Q filed on May 14, 1997).

 10.2 Amendment to Agreement of Sale and Purchase between Auburn Equity Partners and Host Funding, Inc. dated effective as of June 19, 1997 (Country Hearth Inn, Auburn, Indiana) (incorporated by reference to
          Exhibit 10.4 to Company's Annual Report on Form 10-Q filed on August 14, 1997).

 10.3 Second Amendment to Agreement of Sale and Purchase between Auburn Equity Partners and Host Funding, Inc. dated effective as of July 28, 1997 (Country Hearth Inn, Auburn, Indiana) (incorporated by reference to Exhibit 10.5 to Company's Quarterly Report on Form 10-Q filed on August 14, 1997).

 10.4 Third Amendment to Agreement of Sale and Purchase between Auburn Equity Partners and Host Funding, Inc. dated effective as of September 20, 1997 (Country Hearth Inn, Auburn, Indiana) (incorporated by reference to Exhibit 2.4 to Company's Form 8-K filed on November 4, 1997).

 10.5 Assignment of Agreement of Sale and Purchase dated effective as of October 21, 1997 between Host Funding Inc., as Assignor, and BH Auburn, LP, as Assignee (Country Hearth Inn, Auburn, Indiana) (incorporated by reference to Exhibit 2.5 to Company's Form 8-K filed on November 4, 1997).

 10.6 Agreement of Sale and Purchase between Findlay Equity Partners and Host Funding, Inc. dated May 1, 1997 (Country Hearth Inn, Findlay,
          Ohio) (incorporated by reference to Exhibit 10.24 to Company's Form 10-Q filed on May 14, 1997).

 10.7 Amendment to Agreement of Sale and Purchase Agreement between Findlay Equity Partners and Host Funding, Inc. dated effective as of June 19, 1997 (Country Hearth Inn, Findlay, Ohio) (incorporated by reference to Exhibit 10.7 to Company's Quarterly Report on Form 10-Q filed on August 14, 1997).

 10.8 Second Amendment to Agreement of Sale and Purchase between Findlay Equity Partners and Host Funding, Inc. dated effective as of July 28, 1997 (Country Hearth Inn, Findlay, Ohio) (incorporated by reference to Exhibit 10.8 to Company's Quarterly Report on Form 10-Q filed on August 14, 1997).

 10.9 Third Amendment to Agreement of Sale and Purchase between Findlay Equity Partners and Host Funding, Inc. dated effective as of September 20, 1997 (Country Hearth Inn, Findlay, Ohio) (incorporated by reference to Exhibit 2.6 to Company's Form 8-K filed on November 4, 1997).

 10.10 Assignment of Agreement of Sale and Purchase dated effective as of October 21, 1997 between Host Funding, Inc., as Assignor, and BH Findlay, LP, as Assignee, (Country Hearth Inn, Findlay, Ohio) (incorporated by reference to Exhibit 2.7 to Company's Form 8-K filed on November 4, 1997).

 10.11 Lease Summary, Country Hearth Inn, Auburn, Indiana (incorporated by reference to Exhibit 2.8 to Company's Form 8-K filed on November 4,
          1997).

 10.12 Lease Summary, Country Hearth Inn, Findlay, Ohio (incorporated by reference to Exhibit 2.9 to Company's Form 8-K filed on November 4,
          1997).

 10.13 Exchange and Note Prepayment Agreement dated effective as of September 17, 1997 by and among Host Funding, Inc. and Guy and Dorothy Hatfield.

 27       Financial Data Schedule.