Form 10-K405
period 1997-12-31
HOST FUNDING INC
filed 1998-03-31
CIK 945980

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                                to

                         Commission file number 1-14280

                               HOST FUNDING, INC.
               ---------------------------------------------------
               (Exact name of Company as specified in its charter)

                Maryland                                 52-1907962
      ------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

6116 N. Central Expressway, Suite 1313, Dallas, Texas                   75206
------------------------------------------------------                ----------
(Address of principal executive offices)                              (Zip Code)

Company's telephone number, including area code           214-750-0760

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act.

                     Class A Common Stock - $0.01 par value
                                (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained to, the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Company (totaling 907,637 shares) was $6,013,095 (based upon the closing bid of the Company's common stock on the AMEX on February 26, 1998 of $6.625 per share). The term affiliates is deemed, for this purpose only, to refer only to directors, officers and principal stockholders of the Company.

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Company's Class A Common Stock was 1,553,557 as of February 26, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Part III: Proxy Statement for the 1998 Annual Meeting of Stockholders to be
                               held June 25, 1998.

                                TABLE OF CONTENTS

ITEM                                                                     PAGE
NUMBER                                                                  NUMBER
------                                                                  ------
                                    PART  I

1.   Business...........................................................   3

2.   Properties.........................................................   9

3.   Legal Proceedings..................................................  11

4.   Submission of Matters to a Vote of Security Holders................  11

                                    PART II

5.   Market for Registrant's Common Equity and
     Related Stockholder Matters .......................................  11

6.   Selected Financial Data............................................  13

7.   Management's Discussion and Analysis of Financial Condition
     and Result of Operations ..........................................  13

7A.  Quantitative and Qualitative Disclosures About Market Risk ........  21

8.   Financial Statements and Supplementary Data........................  21

9.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure ............................  22

                                    PART III

10.  Directors and Executive Officers of the Registrant.................  22

11.  Executive Compensation.............................................  22

12.  Security Ownership of Certain Beneficial Owners
     and Management ....................................................  22

13.  Certain Relationships and Related Transactions.....................  22

                                    PART IV

14. Exhibits, Financial Statements, Financial Statement Schedules
    and Reports on Form 8-K ............................................  25

                                       2

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Host Funding, Inc. (the "Company") was incorporated in the State of Maryland in December, 1994 and was inactive from inception to March 31, 1995. On April 1, 1995, All American Group Ltd., a Delaware limited partnership ("AAG"), and the Company entered into a Contribution and Assumption Agreement pursuant to which AAG transferred, assigned and conveyed to the Company all of the real property including land, personal property, and loan fees of four Super 8 Motels located in Somerset, Kentucky; Miner, Missouri; Poplar Bluff, Missouri; and Rock Falls, Illinois (the "AAG Hotels"). The Company's Class A Common Stock began trading on the American Stock Exchange on April 22, 1996, the date of the initial public offering. Simultaneously with the initial public offering, the Company acquired a Super 8 Motel located in San Diego, California (the "San Diego Super 8"). The AAG Hotels and the San Diego Super 8 are herein referred to as the "Initial Hotels".

          The Company is engaged in the business of acquiring high quality, limited-service and full service hotels throughout the United States which are affiliated with national or regional hotel chains. Although the Company is structured as a real estate investment trust ("REIT"), it has not yet elected REIT status under the Internal Revenue Code. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations." Since the commencement of Company operations and the acquisition of the Initial Hotels, the Company has formed wholly-owned subsidiaries for the purpose of owning the Initial Hotels and acquiring additional hotel properties. Unless the context otherwise requires, references to the Company herein include the Company and its subsidiaries.

BUSINESS DEVELOPMENT

         In September, 1996 the Company formed CrossHost, Inc., as a wholly-owned, special purpose subsidiary of the Company ("CrossHost"). Upon formation, CrossHost acquired four Sleep Inn Hotels located in Destin, Sarasota and Tallahassee, Florida and Ocean Springs, Mississippi, pursuant to an acquisition and credit facility provided by Credit Suisse First Boston Capital, LLC ("First Boston"). In addition, the Company transferred to CrossHost the Initial Hotels.

         On March 14, 1997 the Company formed Host Ventures, Inc., as a wholly-owned, special purpose subsidiary of the Company ("Host Ventures"). Upon formation, Host Ventures acquired a 90 room Super 8 Hotel located in Flagstaff, Arizona, pursuant to an acquisition and credit facility provided by First Boston. In addition, CrossHost transferred to Host Ventures the Sleep Inn Hotels owned by CrossHost and located in Ocean Springs, Mississippi and Sarasota, Florida.

         On October 21, 1997, the Company completed the purchase of two Country Hearth Inn hotel properties (the "Country Hearth Inns") located in Auburn, Indiana and Findlay, Ohio consisting of 150 rooms. The Company completed the purchase by forming two special purpose limited partnerships with Buckhead America Corporation, a publicly-traded hotel company ("Buckhead"), of which the Company is the beneficial owner of approximately 80% of the limited partnership interests and a 1% general partnership interest in each limited partnership. Buckhead beneficially owns approximately 19% of the remaining limited partnership interests in each limited partnership.

         As of December 31, 1997, the hotel property portfolio of the Company consisted of 12 hotels located in 9 states consisting of approximately 922 rooms. Unless the context otherwise requires, the hotel properties owned by the subsidiaries of the Company are herein referred to as the "Company Hotels".

MANAGEMENT OF HOTELS

         Excluding the two Country Hearth Inns, which are leased, managed and operated by Buckhead pursuant to separate lease agreements, the Company Hotels are leased to Crossroads Hospitality Tenant Company, LLC ("Crossroads"), as lessee, and are further subject to Master Agreements among the Company, Crossroads and Crossroads Hospitality Company, LLC ("Crossroads Hospitality"). Each of Crossroads and Crossroads Hospitality is controlled by Interstate Hotels Corporation, a publicly held, nation wide operator and manager of hotel properties. Crossroads does not lease, manage or operate any hotels other than those owned by the Company. The Company has agreed in principle with Crossroads to terminate, during the second quarter of 1998, all of the lease agreements, including the Master Agreements, relating to Company Hotels leased by Crossroads. Subject to the termination of the lease agreements and related Master Agreements, the Company has also entered into a letter of intent to enter into new lease agreements or management agreements with Buckhead or its affiliate with respect to all of the Company Hotels currently leased to Crossroads. The Company anticipates that the new lease agreements will contain substantially the same terms as the current lease agreements with Crossroads.

PERCENTAGE LEASES

         IN GENERAL

         The Company leases each of the Company Hotels pursuant to the Company's standard form Percentage Lease (herein so called). Each Percentage Lease contains substantially the provisions described below, and the Company intends that future leases with respect to its hotel property investments will contain substantially similar provisions, although the Company's Board of Directors may, in its discretion, alter any of these provisions with respect to any particular lease, depending on the purchase price paid, economic conditions and other factors deemed relevant at the time, and as may be necessary to achieve or in the future maintain the Company's status as a REIT under the Internal Revenue Code.

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

         AMOUNTS PAYABLE UNDER THE PERCENTAGE LEASES

         During the term of each Percentage Lease, the lessee is obligated to pay (i) base rent, (ii) percentage rent, and (iii) other than the property taxes on the hotels (the Company is obligated to pay such property taxes), all taxes, assessments, ground rents, water, sewer or other rents and charges, excises, tax inspection, authorization or similar fees and all other governmental charges (the "Impositions"), and (iv) every fine, penalty, interest and cost for non-payment or late payment of base rent, percentage rent, or the Impositions. Base rent accrues and is required to be paid monthly. Percentage rent is based on percentages of room revenues for each of the hotels. Percentage rent is due and payable quarterly.

         MAINTENANCE, MODIFICATIONS AND CAPITAL EXPENDITURES

         Generally, the lessee, at its expense, is required to maintain the hotels in good order and repair, except for ordinary wear and tear, and to make non-structural repairs, foreseen and unforeseen repairs, and ordinary repairs which may be necessary and appropriate to keep the hotels in good order and repair.

         The lessee, at its expense and subject to approval by the Company, may make non-capital and capital additions, modifications or improvements to the hotels, provided that such action does not significantly alter the character or purposes of the hotels or significantly detract from the value or operating efficiencies of the hotels. All such alterations, replacements and improvements become the property of the Company upon termination of the Percentage Leases. The Company owns substantially all personal property (other than inventory, linens and other nondepreciable personal property) not affixed to, or deemed a part of, the real estate or improvements thereon, except to the extent that ownership of such personal property would cause the rents under a Percentage Lease not to qualify as "rents from real property" for REIT income test purposes.

         Under the Percentage Leases, the Company is required to fund into replacement reserve accounts (the "Reserve Accounts") amounts ranging from four percent (4%) to six percent (6%) of gross room revenue for the preceding month. Deposits in the Reserve Accounts are used to fund replacements of furniture, fixtures and equipment and for capital additions to the hotels. Expenditures from the Reserve Accounts generally must be jointly approved by the Company and the lessee.

         INSURANCE AND PROPERTY TAXES

         The Company is responsible for paying the property taxes on the Company Hotels. Any changes in the terms of the property taxes will be made pursuant to local tax statutes. The lessee is required to pay for all insurance on the Company Hotels, with extended coverage, including business interruption, casualty, comprehensive general public liability, workers' compensation and other insurance as described in the Percentage Leases, and must name the Company as the insured or an additional named insured.

         INDEMNIFICATION

         Under each of the Percentage Leases, the lessee is obligated to indemnify and hold harmless, the Company from and against all liabilities, costs and expenses (including reasonable attorneys' fees and expenses) incurred by, imposed upon or asserted against the Company; provided, however, that such indemnification will not be construed to require the lessee to indemnify the Company against the Company's own grossly negligent acts or omissions or willful misconduct.

         MASTER AGREEMENTS

         The Company Hotels leased by Crossroads are subject to two separate Master Agreements among the Company, Crossroads and Crossroads Hospitality, whereby Crossroads Hospitality secures certain obligations of Crossroads. The obligations relate to the payment of termination fees if Crossroads voluntarily terminates more than one of the Percentage Leases in the first five years of each of the Percentage Leases and the payment of termination fees and/or rent in the event Crossroads defaults under any of the Percentage Leases. To secure the obligations of Crossroads under the Percentage Leases, Crossroads Hospitality pledged as collateral pursuant to each Master Agreement 30,000 shares of the Company's Class A Common Stock (a total of 60,000 shares) acquired by Crossroads Hospitality in the Company's initial public offering to collateralize the payment of rent due under the Percentage Leases during the first three years of the lease terms. Effective March 25, 1998, the Company agreed to release the shares of Class A Common Stock serving as collateral under the Master Agreements, in return for Crossroads Hospitality guarantying the obligations of Crossroads under the Percentage Leases as previously secured by such shares. In the event the Company terminates the existing lease agreements with Crossroads as described in "Management of Hotels" above, the Master Agreements with Crossroads will also be terminated.

FRANCHISE AGREEMENTS

         All of the Company Hotels are currently operated pursuant to franchise agreements (the "Franchise Agreements"). The Company expects that a majority of any additional hotel properties it may acquire will also be subject to similar agreements. The Company believes that franchises (including hotel licenses) generally provide advantages to hotel operators through the use of advertising on a much broader scale than would be possible for an individual hotel or small group of hotels, nationally recognized brand names, nationally accessible reservations systems, technical and business assistance to the individual franchisee and substantial buying power over approved suppliers.

         The Franchise Agreements generally require the franchisee to pay a monthly franchise fee based on gross sales and to pay various other marketing fees associated with certain marketing or advertising and centralized reservation service funds, usually based on gross sales. The responsibility for payment of the franchise fees has been assigned to the lessee under the Percentage Leases. Such fees may vary between individual hotels within a franchise system based on the type of marks, restaurants or other aspects of the particular franchise system.

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

GROWTH STRATEGY

         The Company's growth strategy is to increase cash flow and enhance shareholder value by acquiring additional existing hotels that meet the Company's investment criteria and by participating, through the Percentage Leases, in revenue growth at its hotels. As discussed in "Management of Hotels" above, the Company has entered into a letter of intent to lease certain of the Company Hotels to Buckhead. The Company intends to form a formal alliance with Buckhead, a proven hotel management company, in which Host and Buckhead would be involved together in the direct acquisition of assets. Under the proposed alliance, Buckhead would agree to pay, as part of the acquisition and lease process, an amount equal to 2.25 times estimated fee revenue earned by Buckhead during the first year after the acquisition of a hotel property. Such amounts would be paid directly to the Company or its affiliates and thereby reduce the Company's acquisition costs. Currently, the Company is focusing its acquisition strategy primarily upon the acquisition of additional limited service and full service hotels in California and the Midwest, Southwest and Southeast areas of the United States.

         The Company will consider investments in hotel properties of the types described above that meet one or more of the following criteria: (i) properties in markets with projected growth potential; (ii) properties which may be under-performing due to poor management, weak franchise affiliation or a need for renovation; (iii) properties with relatively stable operating histories; and (iv) properties with attractive purchase prices. Although the Company presently anticipates that additional investments in hotel properties will be made through the Company, additional investments also may be made indirectly by other entities controlled by the Company. Such investments may be financed, in whole or in part, from borrowings, the balance of the net proceeds from future offerings, if any, subsequent issuances of common stock or other securities or from cash flow. However, because the Company may, upon election of REIT status, be required to distribute annually at least 95% of its taxable net income to maintain REIT status under the Internal Revenue Code, cash flow available for future investments may be limited.

ENVIRONMENTAL MATTERS

         Under various federal, state and local environmental laws, ordinances, regulations and common law, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws and common law principles could also be used to impose liability upon owners or operators of real properties for release of asbestos containing materials ("ACMs") that cause personal injury or other damage. The policy of the Company is to obtain a Phase I environmental assessment report for each of the hotels acquired by the Company, prepared by an independent environmental consultant.

         The Company is not aware of any environmental condition with respect to the Company Hotels that could have a material adverse effect on the Company's financial condition or results of operations. No assurances can be given, however, that (i) environmental assessments undertaken with respect to the Company Hotels have revealed all potential environmental liabilities,
(ii) any prior owner or operator of the real property on which the Company Hotels are located did not create any material environmental condition not known to the Company, or (iii) a material environmental condition does not otherwise exist as to any one or more Company Hotels. Pursuant to the Percentage Leases, the Lessee has agreed to comply with applicable environmental regulations. However, in the event that the Company is held liable for costs and expenses in connection with a site clean-up or in connection with ACMs, and the Company is unable to enforce or obtain recoveries under the indemnity provisions of the Percentage Leases, such costs and expenses could have a material effect on the Company's ability to make distributions to its shareholders.

EMPLOYEES

         As of December 31, 1997, the Company had 4 full time employees and 1 part time employee.

COMPETITION

         The hotel industry is highly competitive. All of the Company Hotels are located in developed areas and experience competition primarily from other similarly priced hotels within their immediate vicinity. In addition, each hotel competes with other hotel properties in its particular geographic market. The number of competitive hotel properties in a particular market or geographic area could have a material and adverse affect on the rental market for the room units at each hotel and the rates which may be charged for such room units. The Company Hotels must also compete for occupants with new hotels in the area.

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

SEASONALITY OF THE HOTEL BUSINESS

         The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters of a calendar year. All of the Company Hotels typically reflect the effects of this industry seasonality. This seasonality can be expected to cause significant quarterly fluctuations in the Company's lease revenues. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Seasonality."

REGULATORY MATTERS

         GENERAL

         Hotel properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities, such as swimming pools, activity centers and other common areas. Based on its inspection and evaluation of the Company Hotels, the Company believes that each Company Hotel has the necessary permits and approvals required to enable the lessee of the particular hotel to operate and manage such hotel in the manner contemplated by the applicable lease agreement.

         AMERICANS WITH DISABILITIES ACT

         The Company Hotels must comply with Title III of the Americans with Disabilities Act "ADA" to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Under the public accommodations provisions of the ADA, the Company as owner of the Company Hotels, will be obligated to reasonably accommodate the patrons of the hotel properties who have physical, mental or other disabilities. This includes the obligation to remove architectural and communication barriers at the Company Hotel when doing so is "readily achievable". In addition, under the commercial facilities provisions of the ADA, the Company is obligated to ensure that alterations to any hotel properties conform to the specific requirements of the ADA implementing regulations. Noncompliance could result in the imposition of fines, injunctive relief, and an award of damages and attorneys' fees. The lessee generally is obligated to remedy any ADA compliance matters pursuant to the Percentage Leases. However, if required changes were to involve significant expenditures, the ability of the lessee to pay rent could be adversely affected which in turn could adversely affect the Company's ability to make distributions to its shareholders. Currently, the Company believes that all Company Hotels are in compliance with the ADA in all material respects.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located at 6116 N. Central Expressway, Suite 1313, Dallas, Texas. The Company leases approximately 1,200 square feet for its corporate headquarters. The lease term extends through December, 1999, at an annual rate of approximately $16,000.00. The Company believes that the size of the corporate headquarters is adequate for the Company's current needs. In addition, the Company owns twelve hotel properties located in nine states and consisting of approximately 922 rooms. Set forth in the following chart is certain information relating to the Company Hotels.

                                                                            Gross Revenues
                                                                            For the 12        Annual       Year
                        Annual Percentage                                   Months Ended      Base         Acquired/
                Rooms   Rent Formula (Year to Date "YTD")                    12-31-97          Rent****     Built
                -----   ---------------------------------                  --------------    --------     ---------
Miner,            63    35% YTD Revenues over initial Break-Even
Missouri                Threshold of $693,000* on first $200,000 over
(Super 8)               Break-Even Threshold, and 40% thereafter, less
                        Percentage Rent previously paid YTD.                $  741,000        $296,800      1995/85

Poplar Bluff,     63    35% YTD Revenues over initial Break-Even
Missouri                Threshold of $575,000* on first $100,000 over
(Super 8)               Break-Even Threshold, and 37% thereafter, less
                        Percentage Rent previously paid YTD.                $  670,000        $233,800      1995/85

Rock Falls,       63    28.75% YTD Revenues over initial Break-Even
Illinois                Threshold of $604,000** on first $200,000 over
(Super 8)               Break-Even Threshold, and 35% thereafter, less
                        Percentage Rent previously paid YTD.                $  687,000        $232,500      1995/85

Somerset,         63    32% YTD Revenues over initial Break-Even
Kentucky                Threshold of $425,000*** on first $200,000
(Super 8)               over Break-Even Threshold, and 35% thereafter,
                        less Percentage Rent previously paid YTD.           $  500,000        $143,800      1995/85

Mission Bay,     117   30% YTD Revenues over initial Break-Even
California             Threshold of $1,100,000** on first $100,000
(Super 8)              over Break-Even Threshold, and 40% thereafter,
                       less Percentage Rent previously paid YTD.            $1,274,000        $308,000      1996/87

Flagstaff,        90   32% YTD Revenues over $925,000 Less
Arizona                Percentage Rent previously paid.
(Super 8)                                                                   $1,337,000        $505,000      1997/85

Tallahassee,      78   30% YTD Revenues over initial Break-Even
Florida                Threshold of $727,000 on first $300,000 over
(Sleep Inn)            Break-Even Threshold, and 35% thereafter,
                       less Percentage Rent previously paid YTD.            $  688,000        $277,300      1996/94

Destin,           77   30% YTD Revenues over initial Break-Even
Florida                Threshold of $850,500 on first $350,000 over
(Sleep Inn)            Break-Even Threshold, and 35% thereafter,
                       less Percentage Rent previously paid YTD.            $  975,000        $437,500      1996/92

Ocean Springs,    78   30% YTD Revenues over initial Break-Even
Mississippi            Threshold of $788,400 on first $350,000 over
(Sleep Inn)            Break-Even Threshold, and 35% thereafter,
                       less Percentage Rent previously paid YTD.            $1,033,000        $388,900      1996/95

Sarasota,         80   30% YTD Revenues over initial Break-Even
Florida                Threshold of $802,800 on first $300,000 over
(Sleep Inn)            Break-Even Threshold, and 35% thereafter,
                       less Percentage Rent previously paid YTD.               989,000        $313,800      1996/93

Auburn,           78   30% YTD Revenues over initial Break-Even
Indiana                Threshold of $760,000 on first $260,000 over
(Country Hearth)       Break-Even Threshold, and 40% thereafter, less
                       Percentage Rent previously paid YTD                    $903,000        $303,000      1997/87





Findlay,          72   30% YTD Revenues over initial Break-Even
Ohio                   Threshold of $740,000 for first $300,000, and          $993,000        $314,000      1997/88
(Country Hearth)       40% thereafter, less Percentage Rent previously
                       paid YTD.

Consolidated Total for Hotels                                              $10,790,000      $3,754,000

-----------------------------
*     Break-Even Threshold increases by 2% per year
**    Break-Even Threshold increases by 3% per year
***   Break-Even Threshold remains constant
****  Base Rent Effective 12/31/97

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

         The Company's Class A Common Stock trades and is reported on the American Stock Exchange ("AMEX") under the symbol "HFD". The Class A Common Stock began trading on April 22, 1996, the date of its initial public offering. On January 31, 1997, Mr. Guy E. Hatfield, a principal stockholder and director of the Company, converted 140,000 shares of the Class C Common Stock of the Company into shares of Class A Common Stock. In addition, on September 25, 1997, Mr. Hatfield converted 140,000 shares of the Class B Common Stock of the Company into shares of Class A Common Stock. See "Certain Relationships and Related Transactions". The shares of Class A Common Stock issued by the Company pursuant to such conversions are "restricted securities" under the Securities Act of 1933. After giving effect to the above conversions, no shares of Class B Common Stock or Class C Common Stock remain issued and outstanding.

         The Company also has issued and outstanding two series of warrants designated "Series A Warrants" and "Series B Warrants". The Series A Warrants provide warrants to purchase 225,000 shares of Host Funding's Class A Common Stock at $9.90 per share, and expire on February 2, 2000. The Series B Warrants provide warrants to purchase 225,000 shares of the Company's Class A Common Stock at $10.80 per share, and expire on February 2, 2001. There are additional provisions in the Series A Warrants and the Series B Warrants that allow certain limited registration rights and pari passu treatment upon the occurrence of certain events, including, without limitation, stock splits, mergers, reclassifications of stock, or a recapitalization of the Company. In addition, the Series B Warrants include certain restrictions prohibiting exercise of the warrants if the Company gives notice of a possible public offering of the securities of the Company in which the net proceeds to the Company are not less than $50 million. The prohibition against exercise terminates on the earlier to occur of (i) sixty days after the effective date of the public offering or (ii) February 2, 1999. On August 29, 1997, the Company gave notice to the holders of the Series B Warrants of a possible public offering thereby imposing the foregoing restrictions on exercise of the Series B Warrants.

         The following table shows the range of high and low bid prices of the Company's Class A Common Stock for the years 1996 and 1997, as reported through AMEX. These quotations represent prices between dealers without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

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
Third Quarter                              8 5/8         7 5/8
Fourth Quarter                             8 3/4         7 3/8

                                                 1997
                                                 ----
                                          High            Low
                                          ----            ---

First Quarter                             10 1/2         7 1/2
Second Quarter                             9 7/8         8 3/8
Third Quarter                              9 5/8         8 7/8
Fourth Quarter                             9 3/16        5

         As of March 24, 1998, there were approximately 1,264 shareholders of record of the Company's Common Stock and the closing bid price was $6.125.

         During 1996, the Company declared dividends of $0.2275 per share on August 1 and $0.2375 per share on November 1. During 1997, the Company declared dividends of $0.24 per share on February 4, $0.24 per share on May 30, $0.24 per share on September 2, and $0.24 per share on December 12.

         The Company's ability to make dividend payments to its shareholders is significantly dependent upon the Company's net cash flow from the operations of the Company Hotels. The Company intends to continue its policy of making quarterly dividend distributions to the Company's shareholders based upon the Company's operating results. No assurances can be given that net cash flow from the Company's operations will be sufficient to enable the Company to make future dividend payments comparable to prior quarterly dividend distributions.

ITEM 6.  SELECTED FINANCIAL DATA


     The following table sets forth selected historical financial information for the Company, all of which has been derived from the financial statements which are included elsewhere in this Annual Report on Form 10-K. The following information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto for the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere in this Annual Report on Form 10-K.

                                 Year Ended            Year Ended
                              December 31, 1997     December 31, 1996
                              -----------------     -----------------

OPERATING RESULTS:

GROSS REVENUES                   $ 3,837,350           $ 1,768,783

LOSS BEFORE INCOME TAXES         $(1,025,514)          $  (149,276)

NET LOSS                         $(1,025,514)          $  (149,276)

BASIC AND DILUTED
     NET LOSS PER COMMON SHARE        $(0.68)               $(0.12)

WEIGHTED AVERAGE NUMBER
    OF BASIC AND DILUTED
    COMMON AND COMMON
    EQUIVALENT SHARES
    OUTSTANDING                     1,516,652            1,244,668

DISTRIBUTIONS PER COMMON SHARE:

CLASS A                                $0.96                $0.465

CLASS B                               $(0.00)               $(0.00)

CLASS C                               $(0.00)               $(0.00)

TOTAL ASSETS                      $31,996,181          $20,435,575

LONG-TERM OBLIGATIONS
   (including current portion)    $25,036,346          $15,500,000

SHAREHOLDERS' EQUITY
  (DEFICIT)                       $ 4,279,337          $ 4,703,395

OTHER FINANCIAL DATA:
   NET CASH PROVIDED BY
   (USED IN) OPERATING,
   INVESTING AND FINANCIAL
   ACTIVITIES                     $  (169,825)         $   218,193



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         On February 3, 1997, the Company entered into an Agreement with HMR Capital, LLC, a Delaware limited liability company ("HMR"), and Host Funding Advisors, Inc., a Delaware corporation (the "Advisor"), whereby (i) HMR and the Company agreed to restate and amend the

Acquisition Agreement between the parties (the "Acquisition Agreement") and
(ii) the Advisor and the Company agreed to terminate, effective January 31, 1997, the Advisory Agreement between the parties (the "Advisory Agreement"). The Acquisition Agreement was also terminated by the Company effective September
4, 1997. In consideration for the termination of the Advisory Agreement and the restatement and amendment of the Acquisition Agreement, the Company paid the Advisor $30,000 in cash and issued 225,000 Series A Warrants (the "Series
A Warrants") and 225,000 Series B Warrants (the "Series B Warrants") to HMR.
See "Market for the Company's Common Equity and Related Shareholder Matters".

         The Company entered into Employment Agreements (the "Employment Agreements") with William Birdsall, Chairman of the Board; Michael S. McNulty, President; and Bona K. Allen, Chief Financial Officer, for a term of three years from February 1997. The Employment Agreements provide for aggregate base salaries of $291,000 with a minimum bonus of 15% up to a maximum of 50%, based upon a prescribed formula in the Employment Agreements, of base compensation in the first year. No bonuses were paid or accrued under the Employment Agreements for the year ended December 31, 1997. Effective as of January 1, 1998, Mr. Birdsall agreed to a voluntary reduction in salary under his employment agreement to $4,500 per month through June 30, 1998. The Employment Agreements also provide for base salary increases based upon prescribed increases in the Company's asset size, however, the Company does not anticipate any 1998 salary increases pursuant to the Employment Agreements. The Employment Agreements are terminable by the Company, for cause, upon thirty (30) days written notice, or upon death or disability, with severance payments due the employees ranging from nothing to two years of current base salary then in effect.

         The Annual Meeting of the Stockholders of the Company was held on May 21, 1997 in Dallas, Texas. At the Annual Meeting, the Stockholders approved the Host Funding, Inc. 1997 Incentive Plan (the "1997 Plan") pursuant to which certain individuals may be granted awards for incentive stock options, non-statutory stock options, stock awards, performance shares, and incentive awards. No such awards were granted for the year ended December 31, 1997.

         On March 14, 1997, the Company acquired a 90 room Super 8 Hotel located in Flagstaff, Arizona (the "Flagstaff Super 8") for a gross purchase price of $5,125,000, excluding closing expenses. The Flagstaff Super 8 was acquired by increasing the Company's initial credit facility from Credit Suisse First Boston Mortgage Capital, LLC ("First Boston") from $15,500,000 to $21,725,000 (the "Revised Credit Facility"). The Revised Credit Facility is comprised of two separate credit facilities of $8,725,000 of which Host Ventures is the principal obligor (the "Host Ventures Credit Facility") and $13,000,000 of which CrossHost is the principal obligor (the "CrossHost Credit Facility"). See "Liquidity and Capital Resources".

         On October 21, 1997, the Company completed the purchase of two Country Hearth Inn properties (the "Country Hearth Inns") located in Auburn, Indiana and Findlay, Ohio, consisting of 150 rooms for an aggregate purchase price of $5,846,000. The Company purchased the Country Hearth Inns by forming two special purpose, limited partnerships with Buckhead America Corporation, a publicly-traded hotel company ("Buckhead"), of which the Company is the beneficial owner of a 1% general partnership interest and approximately 80% of the outstanding limited partnership interests in each limited partnership. The limited partnerships paid the following consideration for the Country

Hearth Inns: $580,000 in cash, the issuance of 80,819 shares of the Class A Common Stock of the Company having a fair market value on the date of issuance of approximately $750,000, the execution and delivery to the sellers by the limited partnerships of promissory notes in the aggregate amount of $1,138,555 (the "Country Hearth Notes") and the assumption of existing indebtedness by the limited partnerships in the aggregate amount of $3,457,845, which indebtedness is currently held of record by La Salle National Bank, as Trustee for the registered holders of Asset Securitization Corporation, Series 1996-D-3 (the "La Salle Notes"). See "Liquidity and Capital Resources".

         The Flagstaff Super 8 was acquired pursuant to the terms of the Acquisition Agreement between the Company and HMR. Pursuant to the terms of the Acquisition Agreement, the Company and HMR agreed that the acquisition fee earned by HMR relating to the Flagstaff Super 8 was 16,000 shares of the Class A Common Stock of the Company valued at $10 per share which was paid on May 19, 1997. The Company recorded the acquisition fee on the Flagstaff Super 8 at $9.50 per share which was the last traded price of the Class A Common Stock of the Company on the American Stock Exchange ("AMEX") on March 14, 1997. The acquisition fee (based upon a value of $10 and $9.50 per share or $160,000 and $152,000, respectively) represented approximately 3.1% and 3.0%, respectively, of the gross purchase price totaling $5,125,000, excluding closing expenses. In addition, Hotel Mortgage Resources Corporation ("HMRC") received a loan origination fee of $84,907 relating to the financing provided by First Boston for the acquisition of the Flagstaff Super 8.

         The Country Hearth Inns were also acquired pursuant to the terms of the Acquisition Agreement. Pursuant to the terms of the Acquisition Agreement, the Company and HMR agreed that the acquisition fee earned by HMR relating to the Country Hearth Inns was 17,539 shares of the Class A Common Stock of the Company valued at $10 per share and paid on January 7, 1998. The Company recorded the acquisition fee on the Country Hearth Inns at $6.5625 per share which was the last traded price of the Class A Common Stock of the Company on the AMEX on January 5, 1998. The acquisition fee (based upon a value of $10 and $6.5625 per share or $175,390 and $115,000 respectively), represented approximately 3.0% and 2.0%, respectively, of the gross purchase price totaling $5,846,000, excluding closing expenses.

         Each of HMR and HMRC is a previous affiliate of Mr. Michael S. McNulty, the president and a director of the Company. See "Certain Relationships and Related Transactions".

         In May, 1997 the Company was informed that the Sleep Inn property located in Tallahassee, Florida (the "Tallahassee Sleep Inn") had certain structural defects. The Company suspended operations at the Tallahassee Sleep Inn and began negotiations with the previous owner to correct the defects. In December, 1997 the Company executed a settlement with the insurance carrier whereby the Company was paid approximately $210,000 in business interruption insurance. The Company and the previous owner of the Tallahassee Sleep Inn executed a lease in February, 1998 with a commencement date of May 1, 1998, pursuant to which the previous owner of the Tallahassee Sleep Inn became the lessee of the property and agreed to undertake, at its sole cost and expense, the necessary repairs to make the property operational. The Company anticipates the Tallahassee Sleep Inn property will be open for business in the second quarter, 1998.

         As previously reported, the Company negotiated and entered into a letter of intent during the second quarter of 1997 relating to the purchase of four hotels (including franchises representing Holiday Inn, Courtyard by Marriott, and Hilton) valued at approximately $50,000,000 and comprising over 800 rooms. Effective February 17, 1998, negotiations relating to the letter of intent were terminated due to the inability of the parties to reach an agreement economically feasible and acceptable to both parties.

         The Company, as a requirement under the Internal Revenue Code (the "Code") to elect REIT status, must have no more than five (5) shareholders, who own no more than 50% of common stock, common stock equivalents, or other forms of equity outstanding. The Company did not meet this requirement as of December 31, 1997 and currently is subject to the corporate tax provisions of the Code. The Company, however, is in a net operating loss position, and has a net deferred tax asset under SFAS 109, Accounting for Income Taxes, that has not been fully reserved. Therefore, the Company's decision not to elect REIT qualification will not adversely affect the stockholders of the Company in that the Company will have no taxable income for the 1997 tax year. Under the Code, the Company is allowed an exemption until six months after the end of the tax year for which the election is to be effective to meet the requirement. Management of the Company intends to continue its efforts to meet the Code requirements for REIT qualification in the future. No assurance, however, can be given that REIT status will be achieved during 1998, which could result in the Company continuing to be taxed as a C corporation.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1997 AND NINE MONTHS ENDED DECEMBER 31,
1995:

         The Company did not acquire any assets until April 1, 1995. On that date the four Super 8 hotels located in Miner, Missouri; Poplar Bluff, Missouri; Rock Falls, Illinois; and Somerset, Kentucky were acquired by the Company. Further, on April 22, 1996, the Company completed an initial public stock offering of 500,000 common shares that raised net cash proceeds totaling $4,500,000 (the "Stock Offering"), and simultaneously acquired a Super 8 Motel located in San Diego, California. The foregoing five hotel properties are referred to herein as the "Initial Hotels." Since the acquisition of the Initial Hotels and the Stock Offering, the Company has acquired seven additional hotel properties during the years 1996 and 1997. See "Business-Business Development."

         Occupancy, average room rates, and revenue per available room of 66%, $47.62, and $33.60 for the Company Hotels for the year ended December 31, 1997 resulted in total sales, including room sales of approximately $10,792,000.

         Lease Revenue, Related Party: Reduced to $0 in 1997 from $278,453 in 1996 and $806,670 in 1995. The reductions were the result of the termination of the related party leases and Crossroads Hospitality Tenant Company, L.L.C. (an unrelated party) ("Crossroads"), becoming lessee of the Company Hotels in April, 1996. The reduction from 1995 to 1996 was the result of the related party leasing the hotels for approximately three months in 1996, as opposed to nine months in 1995.

         Lease Revenue: The 1997 amount of $3,679,355 reflects additional hotel acquisitions and a full year of unrelated parties as lessees; the 1996 amount of $1,262,165 reflects a partial year (April through year end) of unrelated party as lessee.

         Interest Income, Related Parties: The 1997 amount of $121,976 reflects interest on the independent directors notes and the Related Party Note. The 1997 interest income related to the Related Party Note is lower than 1996 due to the satisfaction of the Related Party Note effective September, 1997. See "Certain Relationships and Related Transactions."

         Interest Expense, Depreciation & Amortization Expense, and Property
Taxes: These items were significantly higher in 1997 than 1996 and 1995 due to the increase in the Company's hotel property portfolio through acquisitions in 1997 and 1996.

         Depreciation expense, which is included in depreciation and amortization, is calculated based upon the original historical cost of the Initial Hotels and the acquisition value of the remaining Company Hotels.

         Administrative Expenses, Other: Pursuant to the termination of the Advisory Agreement, the Company became self administered in January, 1997, causing an increase in administrative expenses. See "Recent Developments" above. Accordingly, the Company employed Messrs. Allen, McNulty and Birdsall pursuant to the Employment Agreements described above. The Company also incurred costs related to clerical and accounting related functions. In April, 1997 the Company relocated its offices from La Jolla, California to Dallas, Texas. The Company also incurred significant non-recurring costs that management believes will not recur at 1997 levels in future periods.

         The following are items included in the $1,293,918 amount reflected as Administrative Expenses-Other that had not been incurred in previous periods. Salaries, employer taxes, health insurance: approximately $328,000; rent, office supplies, telephone, postage, reproduction, meetings: approximately $55,000; legal and due diligence costs associated with evaluating potential acquisitions: approximately $270,000. Management believes approximately $196,000 of these other expense amounts are non-recurring amounts.

         The Company's Board of Directors has directed the Company to explore alliances with public or private hotel management companies to reduce certain overhead costs. The Company anticipates forming an alliance and becoming externally advised, thus allowing the Company to terminate certain Employment Agreements and enter into a reimbursement agreement, in which the advisor would bear substantial overhead and acquisition costs. This arrangement will substantially reduce costs to the Company.

         Minority interest in Partnerships: Resulting from the Company's beneficial ownership of approximately 80% of the limited partnership interests and a 1% general partnership interest in the limited partnerships which own the Country Hearth Inn Hotels.

         Amortization of unearned directors' compensation has been calculated based upon the terms of the independent directors notes.

         Net loss per share and weighted average shares outstanding have been calculated based upon the daily average of the number of shares outstanding upon completion of the Stock Offering, total shares issued to the independent directors, and total shares issued in subsequent acquisitions by the Company, added to the AAG shares outstanding upon completion of the Stock Offering, which shares of AAG are considered to have been outstanding from the date of formation of Host Funding. The Company has no dilutive common stock equivalents outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         CrossHost entered into a loan facility with First Boston in the amount of $15,500,000 on September 13, 1996 (the "Initial Loan Facility") and immediately borrowed the entire funds available under the Initial Loan Facility. The Initial Loan Facility was payable interest only, monthly, at the LIBOR Rate plus 304.5 basis points (LIBOR Rate was 5.53906% as of December 31, 1996), with a maturity date of October 1, 1997 at which time all unpaid interest plus principal was due.

         On March 14, 1997, CrossHost entered into the CrossHost Loan Facility totaling $13,000,000 and Host Ventures entered into the Host Ventures Loan Facility totaling $8,725,000 whereby the Initial Credit Facility was repaid totaling $15,500,000 and the Flagstaff Super 8 was acquired for approximately $5,125,000. In addition, closing costs and other expenses of the CrossHost and Host Ventures Loan Facilities and of the Flagstaff Super 8 were incurred totaling approximately $757,000. The remaining loan proceeds of approximately $343,000 were provided to the Company for working capital.

         The CrossHost Loan Facility is payable over twenty years in equal monthly installments of $120,838, including interest at a fixed rate of 9.46% per annum (the "Base Interest Rate") over the first ten years, with an increased fixed monthly payment the second ten years that fully amortizes remaining principal plus interest at an interest rate equal to the greater of 2% over the Base Interest Rate or 2% over the then-existing ten year U.S. Treasury Note rate, with a due date in March 2017. The Host Ventures Loan Facility is payable interest only, monthly, at the LIBOR Rate plus 350 basis points (LIBOR Rate was 5.4375% as of March 1, 1998), with a maturity date of April 1, 1999, at which time all unpaid interest plus principal are due.

         The Host Ventures Loan Facility is secured by the Company Properties located in Flagstaff, Arizona, Sarasota, Florida and Ocean Springs, Mississippi and the CrossHost Loan Facility is secured by the remaining Company Properties, excluding the two Country Hearth Inns. The two loans are not cross-defaulted or cross-collaterialized. Host Funding signed an Indemnity and Guaranty Agreement (the "Indemnity Agreement") relating to both the Host Ventures Loan Facility and the CrossHost Loan Facility. The Indemnity Agreement requires Host Funding (i) to indemnify First Boston in the event either CrossHost or Host Ventures is in breach of the non-personal liability "carve-outs" typically found in securitized financing documentation; and (ii) to guaranty to First Boston full payment and performance of the obligations of CrossHost and Host Ventures in the event either entity enters into bankruptcy proceedings.

         The La Salle Notes assumed by the Company in connection with the acquisition of the Country Hearth Inns are each dated July 31, 1996 and payable over twenty years in equal monthly installments of $17,405 (Findlay, Ohio) and $18,402 (Auburn, Indiana). Each monthly installment includes interest at an initial fixed rate of 10.78% per annum during the first ten years, with an increased interest rate during the second ten years equal to the greater of the initial interest rate plus two percent (2%) or the then existing treasury bill rate plus two percent (2%). The outstanding principal balance and all accrued, but unpaid interest on the La Salle Notes is due and payable on August 11, 2016. Each of the La Salle Notes is secured by the applicable Country Hearth Inn. The La Salle Notes are not cross-collateralized or cross-defaulted.

         Each of the Country Hearth Notes executed in connection with the acquisition of the Country Hearth Inns bears interest at the rate of the Wall Street Journal Prime Rate plus one percent (1%). No payments are required under the Country Hearth Notes until April 1, 1998, on which date all outstanding principal and accrued interest is due and payable. The Company, on behalf of the limited partnerships, is currently in negotiation with the holders of the Country Hearth Notes to extend the maturity of such notes. The Company pledged an aggregate of 90,000 shares (51,660 shares for Findlay, Ohio and 38,348 shares for Auburn, Indiana) of the Class B Common Stock of the Company to secure payment of the Country Hearth Notes. The Country Hearth Notes are not cross-collaterized or cross-defaulted. The Company executed a corporate guaranty pursuant to which the Company guarantees the performance of the obligations of each of the limited partnerships under the Country Hearth Notes.

         On June 19, 1997, the Company executed a promissory note payable to Blacor, Inc. ("Blacor") in the original principal amount of $70,000 (the "Original Blacor Note"). On December 30, 1997, the Original Blacor Note was canceled and replaced by a new promissory note in the original principal amount of $86,595. Proceeds from the note were used for general operating purposes. See "Certain Relationships and Related Transactions: Other Related Party Notes."

         On December 30, 1997, the Company also executed a promissory note payable to Guy and Dorothy Hatfield in the original principal amount of $100,000 (the "Hatfield Note"). Proceeds from the note were used for general operating purposes. See "Certain Relationships and Related Transactions: Other Related Party Notes."

         The terms of the leases on the Company Hotels (the "Company Hotel Leases") are for a period of fifteen (15) years from the date of acquisition of each property (the "Commencement Date"). The Company Hotel Leases have combined total annual base rentals of $3,756,400, plus percentage rentals ranging from 30% to 35% of year to date revenues less varying breakeven thresholds adjusted annually by defined percentages for each hotel. During the first four years after the Commencement Date, the lessee is entitled to accumulate a credit of 50% of base rent paid in excess of hotel cash flow, if any, as defined in the Company Hotel Leases, which may be applied towards future percentage rentals that may become due (the "Negative Base Rent"). Should no future percentage rental be due under the Company Hotel Leases during the lease terms, the Negative Base Rent will expire. No Negative Base

Rent credit was outstanding as of December 31, 1997. The Company Hotel Leases generally require the lessee to pay all operating expenses of the properties, including maintenance and insurance, while the Company is responsible for property taxes. In addition, the Company is required to set aside in a replacement reserve account, amounts from 4% to 6% of gross room revenues to be used for capital expenditures which generally must be jointly approved by the Company and lessee. Through December 31, 1997, the total amount due under this provision equals approximately $440,743, $255,920 of which has been funded at December 31, 1997. Further, should the Company decide to sell any of the properties leased to Crossroads under the Company Hotel Leases, Crossroads will be provided a 30 day right of first refusal to purchase such property at the price offered the Company by the third party. In addition, should Crossroads choose not to exercise their right of first refusal to acquire the properties and should the Company elect to terminate the lease, upon the Company's, Crossroads' and the buyer's consent, Crossroads may be entitled to some portion of the sale proceeds based on a formula as provided in the Company Hotel Leases. In addition, the Company was required to provide a long-term advance in varying amounts not exceeding $30,000 per hotel property to Crossroads, subject to proration adjustments, to be used for working capital purposes which is due back to the Company at the end of the term of the applicable Company Hotel Lease.

     The Company has addressed the "Year 2000 Problem" in which certain electronic systems may be affected by the turn of the millenium. Management has determined that the Company's accounting software is Year 2000 compliant. Management is evaluating the level of compliance of other systems utilized by the Company, but does not anticipate a material effect on its financial condition or results of operations.

         The Company has no committed additional sources of external liquidity available, therefore the Company will rely on its internal cash flow to meet its liquidity needs. The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Company's cash flow from the Company Hotel Leases. Although, the obligations of Crossroads, as lessee, under the Company Hotels leased by Crossroads are guaranteed in part by Crossroads Hospitality Company, LLC, a Delaware limited liability company (a subsidiary of Interstate Hotels, Inc., a Delaware Corporation and parent company of Crossroads), the ability of Crossroads to make lease payments under the Company Hotel Leases, and therefore the Company's liquidity, including its ability to make distributions to shareholders, is dependent on the ability of Crossroads to generate sufficient cash flow from such Company Hotels. The following table sets forth certain financial information for Crossroads Hospitality Company, LLC, as of and for the year ended December 31, 1997.

                  Total Assets              $1,064,004
                  Total Liabilities         $1,013,469
                  Partners' Equity          $   50,535
                  Revenues                  $8,486,517
                  Net Income                $   85,562

         Other than debt service on the Company's loan facilities and notes, the capital expenditures required under the Company Hotel Leases or the Company's loan facilities, property taxes on the Company Hotels, obligations under employment agreements, other administrative expenses and the Internal Revenue Service tax requirements (the "Code") to make distributions to shareholders to achieve or maintain the Company's REIT status, the Company is not aware of any demands, commitments, events or uncertainties that will result or are likely to result in a change in the Company's liquidity.

         The Company intends to make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company will invest in additional hotel properties only as suitable opportunities arise, and the Company will not undertake investments unless adequate sources of financing are available. Based upon REIT distribution requirements, the Company expects that future investments in hotel properties will be financed, in whole or in part, with common stock, proceeds from additional issuances of common stock, or from the issuance of other debt or equity securities. The Company in the future may seek to obtain a line of credit or a permanent credit facility, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with its charter restrictions. Any debt incurred or issued by the Company may be secured or unsecured, long-term or short-term, charge a fixed or variable interest rate and may be subject to such other terms as the Board of Directors of the Company deems reasonably prudent.

INFLATION

         Operators of hotels, in general, possess the ability to adjust room rates quickly. Competitive pressures may, however, limit the ability of the lessees and operators of the Company Hotels to raise room rates in the face of inflation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this Item 10 is included under the caption "Election of Directors" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 25, 1998, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item 11 is included under the captions "Executive Compensation", "Compensation of Directors", and "Certain Transactions", of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 25, 1998, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The information required by this Item 12 is included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management," of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 25, 1998, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TERMINATION OF CERTAIN AGREEMENTS

         Effective January 31, 1997, the Company terminated the Advisory Agreement dated effective as of April 22, 1996, by and between the Company and Host Funding Advisors, Inc. (the "Advisor"), as amended by the First Amendment to Advisory Agreement between the parties dated effective as of June 12, 1996 (as amended, the "Advisory Agreement"). The purpose and effect of the termination of the Advisory Agreement was to eliminate the status of the Company as an externally advised real estate investment trust and thereby become self-administered and advised as of the date of termination. Also, effective as of January 31, 1997, the Company amended the Post-Formation Acquisition Agreement dated effective as of April 22, 1996 by and between the Company and HMR Capital, LLC (predecessor in name to Host Acquisition Group,
LLC) ("HMR"), as amended by the First Amendment to Post-Formation Acquisition Agreement between the parties dated effective as of June 12, 1996 (as amended, the "Acquisition Agreement"). The Acquisition Agreement provided for the payment by the Company of acquisition fees on hotel properties submitted by HMR and acquired by the Company. The Acquisition Agreement was terminated by the Company effective September 4, 1997; provided, that the Company remains obligated to pay commissions to HMR pursuant to the Acquisition Agreement for certain properties submitted to the Company prior to termination of the Acquisition Agreement, if and only if, the Company closes the purchase of such properties within one year from the date of such termination.

         In consideration for the termination of the Advisory Agreement and the restatement and amendment of the Acquisition Agreement, the Company paid the Advisor $30,000 in cash, and issued Series A Warrants and Series B Warrants to HMR to purchase a total of 450,000 shares of the Class A Common Stock of the Company (divided 225,000 shares to the Series A Warrants and 225,000 shares to the Series B Warrants). The Series A Warrants have an expiration date of February 2, 2000 with a strike price of $9.90 per share. The Series B Warrants have an expiration date of February 2, 2001 with a strike price of $10.80 per share. See "Market for the Company's Common Equity and Related Shareholder Matters."

ACQUISITION FEES ON COMPANY PROPERTY ACQUISITIONS

         On March 14, 1997, the Company acquired the Super 8 Hotel located in Flagstaff, Arizona (the "Flagstaff Super 8") pursuant to the terms of the Acquisition Agreement by and between the Company and HMR. Pursuant to the terms of the Acquisition Agreement, the Company and HMR agreed that the acquisition fee earned by the Company relating to the Flagstaff Super 8 was 16,000 shares of the Class A Common Stock of the Company valued at $10 per share which was paid on May 19, 1997. HMR is a previous affiliate of Mr. Michael S. McNulty, the president and a director of the Company, based upon Mr. McNulty's ownership and control of 10.38% of the membership units in HMR. Effective February 1, 1997, HMR agreed to redeem all of Mr. McNulty's direct and indirect interest in HMR. In addition, Hotel Mortgage Resources Corporation ("HMRC") received a loan origination fee of $84,907 relating to the financing provided by First Boston for acquisition of the Flagstaff Super
8. Mr. McNulty was an employee of HMRC during the calendar year 1996 and received a gross annual salary of $60,000. Mr. McNulty terminated his employment relationship with HMRC effective January 1, 1997.

         The Country Hearth Inns were also acquired pursuant to the terms of the Acquisition Agreement between the Company and HMR. The Company and HMR agreed that the acquisition fee earned by HMR relating to the Country Hearth Inns was 17,539 shares of the Class A Common Stock of the Company valued at $10 per share which was paid on January 7, 1998. Of the 17,539 shares issued to HMR, each of Blacor, Inc. ("Blacor") and Donegal Partners, Ltd. ("Donegal") received 3,692 shares in partial redemption of the membership units held by each entity in HMR pursuant to the terms of that certain Redemption Agreement among the parties dated effective as of April 8, 1997. Each of Blacor and Donegal are affiliates of Michael S. McNulty, the president and a director of the Company, based upon Mr. McNulty serving as President of Blacor and General Partner of Donegal.

         The shares of Class A Common Stock of the Company, in payment of the acquisition fees on the purchase of the Flagstaff Super 8 and the Country Hearth Inns, are restricted securities under the Securities Act of 1933, and subject to the resale provisions of Rule 144 promulgated under the Act.

         The remaining information required by this Item 13 is included under the caption "Certain Transactions" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 25, 1998, which information is incorporated herein by reference.

PAYMENT OF RELATED PARTY NOTE AND REDEMPTION OF CLASS B COMMON STOCK

         The Company entered into an Exchange and Note Prepayment Agreement (the "Note Prepayment Agreement") effective as of September 17, 1997 whereby Guy and Dorothy Hatfield (the "Hatfields") and All American Group, Ltd. satisfied that certain Promissory Note (the "Related Party Note") dated April 1, 1995, payable to Host Funding in the principal amount of $1,805,675, with a due date on or before March 31, 2000. Mr. Hatfield is a principal stockholder and a director of the Company. The amount was partially satisfied by payment of $874,325 in cash, and a $31,350 credit from the Company. Additionally, the Company issued to the Hatfields 140,000 shares of the Company's Class A Common Stock in exchange for the 140,000 shares of Class B Common Stock held by the Hatfields. Simultaneously with the cash payment of $874,325, and the exchange of the shares of Class B Common Stock described above, the Hatfields delivered to the Company 90,000 shares of the 140,000 shares of Class A Common Stock received by the Hatfields in the exchange. The Company accepted the 90,000 shares of Class A Common Stock in full and final payment of the remaining $900,000 principal balance of the Related Party Note.

OTHER RELATED PARTY NOTES

         On June 19, 1997, the Company executed a promissory note payable to Blacor, Inc. ("Blacor") in the original principal amount of $70,000 (the "Original Blacor Note"). On December 30, 1997, the Original Blacor Note was cancelled and replaced by a new promissory note in the original principal amount of $86,595 (the "New Blacor Note"). The New Blacor Note bears interest at the rate of 12% per annum, with all principal and accrued interest due and payable on demand, but if no demand is made, on May 31, 1998. Proceeds from the New Blacor Note were used by the Company for general operating purposes. Blacor is an affiliate of Mr. Michael S. McNulty, the president and a director of the Company, based upon Mr. McNulty serving as president of Blacor.

         On December 30, 1997, the Company also executed a promissory note payable to Guy and Dorothy Hatfield in the original principal amount of $100,000 (the "Hatfield Note"). The Hatfield Note bears interest at the rate of 12% per annum, with all principal and accrued interest due and payable on May 31, 1998. Proceeds from the Hatfield Note were used by the Company for general operating purposes. Mr. Hatfield is a director and principal stockholder of the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
          FORM 8-K

(a) The following documents are filed as part of this Form 10-K Annual Report:

          (1)     Financial Statements:

                  The Report of Independent Accountants and the following consolidated Financial Statements of the Company are included herein:

                  Consolidated Balance Sheet--December 31, 1997 and 1996.

                  Consolidated Statement of Operations--Years ended December 31, 1997 and 1996 and nine months ended December 31, 1995.

                  Consolidated Statement of Shareholders' Equity
                  (Deficit)--Years ended December 31, 1997 and 1996 and nine months ended December 31, 1995.

                  Consolidated Statement of Cash Flows--Years ended December 31, 1997 and 1996 and nine months ended December 31, 1995.

                  Notes to Consolidated Financial Statements.

          (2)     Financial Statement Schedules:

                  Schedule III - Real Estate and Accumulated Depreciation

                  All other schedules to the Consolidated Financial Statements are omitted because the required information is inapplicable or has been presented in the Financial Statements or Related Notes thereto.

(b) Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K, dated October 21, 1997, as amended by a Current Report on Form 8-K/A dated January 5, 1998, which disclosed the consummation of the acquisition of two Country Hearth Inns by the Company located in Findlay, Ohio and Auburn, Indiana. The Form 8-K/A included the following financial statements of the Country Hearth Inns and certain pro forma unaudited financial statements of the Company:

            I.      HOST FUNDING, INC. FINANCIAL STATEMENTS

                    A.       Host Funding, Inc.'s Pro Forma Financial Statements

                             Introduction to Estimated Pro Forma Financial Statements

                             Unaudited Estimated Pro Forma Balance Sheet as of September 30, 1997

                             Unaudited Estimated Pro Forma Statement of
                             Loss for the year ended December 31, 1996, the twelve months ended September 30, 1997 and the nine months ended September 30, 1997 and September 30, 1996

                             Notes to Unaudited Estimated Pro Forma Financial Statements

                    B. Host Funding, Inc.'s Financial Statements for the year ended December 31, 1996 (included in Host Funding, Inc.'s previously filed Form 10-K for the year ended December 31, 1996, and incorporated by reference)

                             Independent Auditor's Report

                             Balance Sheet as of December 31, 1996 and 1995

                             Statement of Loss for the twelve months
                             ended December 31, 1996 and nine months
                             ended December 31, 1995

                             Statement of Shareholder's Equity for the twelve months ended December 31, 1996 and nine months ended December 31, 1995

                             Statement of Cash Flows for the twelve
                             months ended December 31, 1996 and nine
                             months ended December 31, 1995

                             Notes to Financial Statements

                             Independent Auditor's Report

                             Schedule III - Real Estate and Accumulated
                             Depreciation

                    C. Host Funding, Inc.'s Financial Statements for the nine months ended September 30, 1997 and 1996 (unaudited) (included in Host Funding, Inc.'s previously filed Form 10-Q for the quarter ended September 30, 1997, and incorporated by reference)

                             Balance Sheets as of September 30, 1997 and
                             December 31, 1996

                             Statement of Operations for the nine months ended September 30, 1997 and 1996 (unaudited)

                             Statement of Shareholders' Equity (Deficit) for the nine months ended September 30, 1997 (unaudited)

                             Statement of Cash Flows for the nine months ended September 30, 1997 and 1996 (unaudited)

           II.      COUNTRY HEARTH INN - FINDLAY, OHIO

                    A. Financial Statements for the twelve months ended December 31, 1996

                             Independent Auditor's Report

                             Statement Assets, Liabilities, and Net
                             Investments and (Advances) as of December
                             31, 1996 and September 30, 1997 (unaudited)

                             Statement of Revenues and Expenses for the year ended December 31, 1996 and the nine months ended September 30, 1997 (unaudited) and 1996 (unaudited)

                             Statement of Cash Flows for the year ended
                             December 31, 1996 and the nine months ended
                             September 30, 1997 (unaudited) and 1996
                             (unaudited)

                             Notes to Financial Statements

           III.     COUNTRY HEARTH INN - AUBURN, INDIANA

                    A. Financial Statements for the twelve months ended December 31, 1996

                             Independent Auditor's Report

                                    Statement Assets, Liabilities, and Net
                                    Investments and (Advances) as of December
                                    31, 1996 and September 30, 1997 (unaudited)

                                    Statement of Revenues and Expenses for the year ended December 31, 1996 and the nine months ended September 30, 1997 (unaudited) and 1996 (unaudited)

                                    Statement of Cash Flows for the year ended
                                    December 31, 1996 and the nine months ended
                                    September 30, 1997 (unaudited) and 1996
                                    (unaudited)

                                    Notes to Financial Statements

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

         10.1     Agreement to Purchase Motel between Teacher's Retirement
                  System of the State of Illinois, as Seller, and Host Funding,
                  Inc., as Purchaser, as from time to time amended by the parties thereto (Flagstaff, Arizona) (incorporated by reference to Exhibit 10.1 to Company's Annual Report on Form
                  10-K filed on March 31, 1997).

         10.2 Agreement of Sale and Purchase between Auburn Equity Partners and Host Funding, Inc. dated May 1, 1997 (Country Hearth Inn,
                  Auburn, Indiana) (incorporated by reference to Exhibit 10.23 to Company's Quarterly Report on Form 10-Q filed on May 14,
                  1997).



         10.3     Amendment to Agreement of Sale and Purchase between Auburn
                  Equity Partners and Host Funding, Inc. dated effective as of June 19, 1997 (Country Hearth Inn, Auburn, Indiana)
                  (incorporated by reference to Exhibit 10.4 to Company's Annual
                  Report on Form 10-Q filed on August 14, 1997).

         10.4     Second Amendment to Agreement of Sale and Purchase between
                  Auburn Equity Partners and Host Funding, Inc. dated effective as of July 28, 1997 (Country Hearth Inn, Auburn, Indiana)
                  (incorporated by reference to Exhibit 10.5 to Company's
                  Quarterly Report on Form 10-Q filed on August 14, 1997).

         10.5     Third Amendment to Agreement of Sale and Purchase between
                  Auburn Equity Partners and Host Funding, Inc. dated effective as of September 20, 1997 (Country Hearth Inn, Auburn, Indiana)
                  (incorporated by reference to Exhibit 2.4 to Company's Form
                  8-K filed on November 4, 1997).

         10.6 Agreement of Sale and Purchase between Findlay Equity Partners and Host Funding, Inc. dated May 1, 1997 (Country Hearth Inn,
                  Findlay, Ohio) (incorporated by reference to Exhibit 10.24 to
                  Company's Quarterly Report on Form 10-Q filed on May 14,
                  1997).

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

         10.10    Lease Summary, Country Hearth Inn, Auburn, Indiana
                  (incorporated by reference to Exhibit 2.8 to Company's Form
                  8-K filed on November 4, 1997).

         10.11 Lease Summary, Country Hearth Inn, Findlay, Ohio (incorporated by reference to Exhibit 2.9 to Company's Form 8-K filed on November 4, 1997).

         10.12 Exchange and Note Prepayment Agreement dated effective as of September 17, 1997 by and among Host Funding, Inc. and Guy and
                  Dorothy Hatfield (incorporated by reference to Exhibit 10.13 to Company's Quarterly Report on Form 10-Q filed on November
                  7, 1997).



         10.13    Promissory Note dated March 14, 1997 from CrossHost, Inc., as
                  Maker, and Credit Suisse First Boston Capital LLC, as Payee, in the principal amount of $13,000,000 (incorporated by reference to Exhibit 10.3 to Company's Annual Report on Form
                  10-K filed on March 31, 1997).

         10.14    Promissory Note dated March 14, 1997 from Host Ventures, Inc.
                  as Maker, and Credit Suisse First Boston, LLC, as Payee, in the principal amount of $8,725,000 (incorporated by reference to Exhibit 10.4 to Company's Annual Report on Form 10-K filed on March 31, 1997).

         10.15    Form of Mortgage and Security Agreement, dated as of March 14,
                  1997 by and between CrossHost, Inc., as Mortgagor, and Credit
                  Suisse First Boston Mortgage Capital LLC, as Mortgagee.
                  CrossHost and Host Ventures executed a separate Mortgage
                  Agreement and/or Deed of Trust for each of the hotel properties pledged to secure the Company's revised credit facility. The Mortgage Agreements and/or Deeds of Trust are substantially similar except for the remedy provisions required under the laws of the state in which the hotel property is located in the event of a default by the respective Mortgagor (incorporated by reference to Exhibit
                  10.5 to Company's Annual Report on Form 10-K filed on March
                  31, 1997).

         10.16   Master Agreement dated  September 13, 1996  by and among
                 CrossHost, Inc. and Crossroads Hospitality Tenant
                 Company, L.L.C., and Crossroads Hospitality Company,
                 L.L.C., (Sleep Inn Hotels) (incorporated by reference to
                 Exhibit 10.18 to Company's Form 8-K filed on September 30,
                 1996).

         10.17   Master Agreement dated April 1, 1996 by and among Host
                 Funding, Inc. and Crossroads Hospitality Tenant Company,
                 L.L.C. and Crossroads Hospitality Company, L.L.C. (Super
                 8 Hotels) (incorporated by reference to Exhibit 10.2 to
                 Company's Amendment No. 8 to Form S-11 effective April 17,
                 1996).

         10.18 Form of Lease Agreement (Super 8 Hotels) (incorporated by reference to Exhibit 10.19 to Company's Form 8-K filed on September 30, 1996).

         10.19 Form of Lease Agreement (Sleep Inn Hotels) (incorporated by reference to Exhibit 10.14 to Company's Form 8-K filed on September 30, 1996).

         10.20 Termination Agreement dated effective as of February 3, 1997 by and between Host Funding, Inc. and Host Funding Advisors, Inc.
                relating to termination of the Advisory Agreement (incorporated by reference to Exhibit 10.16 to Company's Annual Report on Form
                10-K filed on March 31, 1997).

         10.21 Indemnity and Guaranty Agreement dated as of March 14, 1997 by and between Host Funding, Inc. and Credit Suisse First Boston
                Capital, LLC (incorporated by reference to Exhibit 10.17 to
                Company's Annual Report on Form 10-K filed on March 31, 1997).



         10.22  Agreement dated February 3, 1997 by and between Host Funding,
                Inc., HMR Capital, LLC and Host Funding Advisors, Inc.
                (incorporated by reference to Exhibit 10.18 to Company's Annual
                Report on Form 10-K filed on March 31, 1997).

         10.23 Promissory Note dated December 30, 1997 from Host Funding, Inc., as Maker, to Blacor, Inc., as Lender, in the principal amount of $86,600.

         10.24  Promissory Note dated December 30, 1997 from Host Funding,
                Inc., as Maker, to Guy and Dorothy Hatfield, as Lender, in the principal amount of $100,000.

         21.1   Subsidiaries of Registrant.

         27     Financial Data Schedule.

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

Host Funding, Inc.

By:      /s/  Michael S. McNulty
         -------------------------
         Michael S. McNulty
Title:   President

Date:    March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        Signature                  Title                   Date
        ---------                  -----                   ----

/s/ William M. Birdsall     Chairman of the Board      March 31, 1998
-------------------------
William M. Birdsall

/s/ Michael S. McNulty      President and Director     March 31, 1998
-------------------------
Michael S. McNulty

/s/ Bona K. Allen           Chief Financial and        March 31, 1998
-------------------------    Accounting Officer
Bona K. Allen

/s/ Don W. Cockroft               Director             March 31, 1998
-------------------------
Don W. Cockroft

/s/ Guy E. Hatfield               Director             March 31, 1998
-------------------------
Guy E. Hatfield

/s/ Charles R. Dunn               Director             March 31, 1998
-------------------------
Charles R. Dunn

                        INDEX TO FINANCIAL STATEMENTS
                             HOST FUNDING, INC.

Report of Independent Accountants                                                  F-2

Consolidated Balance Sheet as of December 31, 1997, and 1996.                      F-3

Consolidated Statement of Operations for the years ended December 31, 1997
and 1996 and nine months ended December 31, 1995                                   F-4

Consolidated Statement of Shareholders' Equity (Deficits) for the years ended
December 31, 1997 and 1996 and nine months ended December 31, 1995                 F-5

Consolidated Statement of Cash Flows for the years ended December 31, 1997
and 1996 and nine months ended December 31, 1995                                   F-6

Notes to Consolidated Financial Statements                                         F-8

Schedule III - Real Estate and Accumulated Depreciation                            F-22

                                      F-1

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Host Funding, Inc.



We have audited the accompanying consolidated balance sheets of Host Funding, Inc. and subsidiaries (the ""Company'') as of December 31, 1997 and 1996 and the related combined statements of income, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996 and the nine months ended December 31, 1995 and the financial statement schedule included in the index of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Host Funding, Inc. at December 31, 1997 and December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1997 and December 31, 1996 and the nine months ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND, L.L.P.



Dallas, Texas
March 21, 1998

                               HOST FUNDING, INC.
                          CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------------------------------------------------------
                                                                                            December 31,   December 31,
                                                                                                1997          1996
-----------------------------------------------------------------------------------------------------------------------
                                 ASSETS
LAND, PROPERTY AND EQUIPMENT - AT COST:
   Building and improvements                                                                 $20,667,995   $12,644,239
   Furnishings and equipment                                                                   3,471,336     1,952,233
   Less accumulated depreciation                                                              (1,241,798)     (391,009)
                                                                                             -----------   -----------
                                                                                              22,897,533    14,205,463
   Land                                                                                        6,844,650     4,808,047
                                                                                             -----------   -----------

       Land, property and equipment - net                                                     29,742,183    19,013,510

CASH AND CASH EQUIVALENTS                                                                         48,867       218,693

RESTRICTED CASH                                                                                  557,758       128,952

RENT RECEIVABLE - CROSSROADS                                                                     115,328       223,160

DUE FROM RELATED PARTIES                                                                          19,942        30,390

LONG-TERM ADVANCES TO CROSSROADS                                                                 255,841       225,000

LOAN COMMITMENT FEES - NET                                                                       964,551       502,338

FRANCHISE FEES - NET                                                                             110,760        58,250

PREPAID AND OTHER ASSETS                                                                         180,950        35,282
                                                                                             -----------   -----------

       TOTAL                                                                                 $31,996,181   $20,435,575
                                                                                             -----------   -----------
                                                                                             -----------   -----------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
LONG-TERM DEBT                                                                               $25,036,346   $15,500,000

SHORT TERM DEBT                                                                                1,345,154

LONG-TERM LEASE DEPOSIT                                                                          300,000

ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES                                                   335,645        38,354

ACCRUED INTEREST                                                                                 196,053       114,886

ACCRUED PROPERTY TAXES                                                                           248,823        78,940
                                                                                             -----------   -----------

       Total liabilities                                                                      27,462,021    15,732,180
                                                                                             -----------   -----------

MINORITY INTEREST IN PARTNERSHIPS                                                                254,822

SHAREHOLDERS' EQUITY:
   Class A Common stock, $.01 par value; authorized 50,000,000 shares; issued and
     outstanding 1,535,868 shares and 1,234,049 shares at December 31, 1997 and                   16,258        12,340
      December 31, 1996
   Class B Common stock, $.01 par value; authorized 4,000,000 shares; issued and
     outstanding 0 shares and 140,000 shares at December 31, 1997 and December 31, 1996                          1,400
   Class C Common stock, $.01 par value; authorized 4,000,000 shares; issued and
     outstanding 0 shares and 140,000 shares at December 31, 1997 and December 31, 1996                          1,400
   Additional Paid in Capital                                                                  8,499,876     7,501,494
   Accumulated Deficit                                                                        (3,134,005)     (744,772)
   Less: Related party note receivable                                                                      (1,805,675)
   Less: Unearned directors' compensation                                                       (202,792)     (262,792)
                                                                                             -----------   -----------
                                                                                               5,179,337     4,703,395
   Less: Common stock in treasury at cost, 90,000 shares at December 31, 1997                   (900,000)
                                                                                             -----------   -----------
       Total shareholders' equity                                                              4,279,337     4,703,395
                                                                                             -----------   -----------
       TOTAL                                                                                 $31,996,180   $20,435,575
                                                                                             -----------   -----------
                                                                                             -----------   -----------

              The accompanying notes are an integral part of the
                      consolidated financial statements.
-------------------------------------------------------------------------------

                              HOST FUNDING, INC

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 AND THE NINE MONTHS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------

                                                                                           NINE
                                                                   YEAR ENDED          MONTHS ENDED
                                                                  DECEMBER 31,         DECEMBER 31,
                                                               1997           1996         1995
REVENUES:
     Lease revenue - related party                         $               $  278,453    $806,670
     Lease revenue - Crossroads                              3,679,355      1,262,165
     Interest income - related parties                         121,976        219,467     135,673
     Interest income & Other income                             36,019          8,698
                                                           --------------------------------------
         Total revenue                                       3,837,350      1,768,783     942,343
                                                           --------------------------------------

EXPENSES:
     Interest expense (including amortization of
       loan costs)                                           2,375,059        780,015     322,461
     Depreciation and amortization                             861,031        289,098     111,099
     Administrative expenses - related party                                  224,000     540,000
     Administrative expenses - other                         1,293,918        427,980
     Advisory fees - related party                                             21,083
     Property taxes                                            291,448        138,675
     Minority Interest in Partnerships                         (12,592)
     Amortization of unearned directors' compensation           54,000         37,208
                                                           --------------------------------------
         Total expenses                                      4,862,864      1,918,059     973,560
                                                           --------------------------------------


     LOSS BEFORE INCOME TAXES                               (1,025,514)      (149,276)    (31,217)

     BENEFIT FOR INCOME TAXES                                                              (3,000)
                                                           --------------------------------------

NET INCOME (LOSS)                                           (1,025,514)      (149,276)    (28,217)
                                                           --------------------------------------
                                                           --------------------------------------

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE              $     (0.68)    $    (0.12)   $  (0.04)
                                                           --------------------------------------
                                                           --------------------------------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                  1,516,652      1,244,668     690,000
                                                           --------------------------------------
                                                           --------------------------------------


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                              HOST FUNDING, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997
-------------------------------------------------------------------------------

                                                                                           Retained
                                              Class A   Class B   Class C   Additional     Earnings
                                              Common    Common    Common     Paid in     (Accumulated
                                               Stock     Stock     Stock     Capital        Deficit)
------------------------------------------------------------------------------------------------------
BALANCE,  January 1, 1997                     $12,340   $ 1,400   $ 1,400   7,501,494    $   (744,772)

COMMON STOCK ISSUED FOR ACQUIRED
PROPERTIES ACQUISITION FEE                        160         -         -     151,840               -

COMMON STOCK ISSUED AS DEPOSITS AND HELD
IN ESCROW SUBJECT TO THE RELATED
PURCHASE CONTRACTS (AS AMENDED)                    55                          49,745

PRINCIPAL REDUCTION: NOTES RECEIVABLE:
DIRECTORS

AMORTIZATION OF UNEARNED DIRECTORS
COMPENSATION                                        -         -         -           -               -

CONVERSION OF CLASS C COMMON STOCK
TO CLASS A COMMON STOCK                         1,400         -    (1,400)          -               -

CONVERSION OF CLASS B COMMON STOCK
TO CLASS A COMMON STOCK                         1,400    (1,400)

COMMON STOCK IN TREASURY AT COST (90,000 SHARES)

PRINCIPAL REDUCTION: NOTES RECEIVABLE:
HATFIELD

COMMON STOCK ISSUED AND CONTRIBUTED TO
BACHOST, L.L.C                                    808                         749,192

COMMON STOCK ISSUED AS DEPOSIT FOR LEGAL FEE      150                          97,350

REFUND OF COMMON STOCK ISSUED AS DEPOSIT
AND HELD PURSUANT TO RELATED ACQUISITION FEE       (55)                        (49,745)

DISTRIBUTIONS ($0.90 PER SHARE)                     -         -         -           -      (1,363,719)

NET LOSS                                            -         -         -           -      (1,025,514)
                                              -------   -------   -------   ---------    ------------

BALANCE, December 31, 1997                    $16,258   $     0   $     0   8,499,876    $ (3,134,005)
                                              -------   -------   -------   ---------    ------------
                                              -------   -------   -------   ---------    ------------
CONTRIBUTION OF NET ASSETS AND LIABILITIES
FOR COMMON STOCK AND ACCUMULATED DEFICIT ON
APRIL 1, 1995                                 $     1   $         $          $            $  (305,943)

REDUCTION IN STOCK ISSUANCE COSTS                                                              75,000

NET LOSS                                                                                      (28,217)
                                              -------   -------   -------   ---------    ------------

BALANCE, DECEMBER 31, 1995                          1         0         0           0        (259,160)

COMMON STOCK ISSUED IN PUBLIC OFFERING          3,000                       2,697,000

COMMON STOCK ISSUED IN PRIVATE PLACEMENT        2,000                       1,798,000

COMMON STOCK ISSUED PURSUANT TO MISSION
BAY ACQUISITION AGREEMENT                       2,520                       2,517,970

COMMON STOCK ISSUED TO PARTNERS OF AAG          4,099     1,400    1,400       (6,899)

COMMON STOCK ISSUED TO INDEPENDENT DIRECTORS      300                         299,700

COMMON STOCK ISSUED FOR ACQUIRED PROPERTIES
ACQUISITION FEE                                   420                         338,205

RECLASS OF STOCK ISSUANCE COSTS AGAINST
ADDITIONAL PAID IN CAPITAL                                                    (64,943)          64,943

INCREASE IN STOCK ISSUANCE COSTS                                              (77,539)

AMORTIZATION OF UNEARNED DIRECTORS' COMPENSATION

ELIMINATION OF DEFERRED INCOME TAXES FROM
CONVERSION TO REIT                                                                            163,000

DISTRIBUTIONS PAID                                                                           (564,279)

NET LOSS                                                                                     (149,276)
                                              -------   -------   -------   ---------    ------------

BALANCE, DECEMBER 31, 1996                    $12,340   $ 1,400   $ 1,400   $7,501,494      $(744,772)
                                              -------   -------   -------   ---------    ------------
                                              -------   -------   -------   ---------    ------------
                                                    Related          Unearned                          Total
                                                   Party Note       Directors'      Treasury        Shareholders'
                                                   Receivable       Compensation       Stock        Equity(Deficit)
------------------------------------------------------------------------------------------------------------------
BALANCE,  January 1, 1997                         $(1,805,675)       $(262,792)     $       0       $ 4,703,395

COMMON STOCK ISSUED FOR ACQUIRED
PROPERTIES ACQUISITION FEE                                  -                -                          152,000

COMMON STOCK ISSUED AS DEPOSITS AND HELD
IN ESCROW SUBJECT TO THE RELATED
PURCHASE CONTRACTS (AS AMENDED)                                                                          49,800

PRINCIPAL REDUCTION: NOTES RECEIVABLE:
DIRECTORS                                                                6,000                            6,000

AMORTIZATION OF UNEARNED DIRECTORS
COMPENSATION                                                -           54,000              -            54,000

CONVERSION OF CLASS C COMMON STOCK
TO CLASS A COMMON STOCK                                     -                -              -                 0

CONVERSION OF CLASS B COMMON STOCK
TO CLASS A COMMON STOCK                                                                                       0

COMMON STOCK IN TREASURY AT COST                                                     (900,000)         (900,000)

PRINCIPAL REDUCTION: NOTES RECEIVABLE:              1,805,675                                         1,805,675
HATFIELD

COMMON STOCK ISSUED AND CONTRIBUTED TO
BACHOST, L.L.C                                                                                          750,000


COMMON STOCK ISSUED AS DEPOSIT FOR LEGAL FEES                                                            97,500

REFUND OF COMMON STOCK ISSUED AS DEPOSIT
AND HELD PURSUANT TO RELATED ACQUISITION FEE                                                             (49,800)

DISTRIBUTIONS                                               -                -              -        (1,363,719)

NET LOSS                                                    -                -              -        (1,025,514)
                                                  -----------        ---------      ---------       -----------

BALANCE, December 31, 1997                        $         0        $(202,792)     $(900,000)      $ 4,279,337
                                                  -----------        ---------      ---------       -----------
                                                  -----------        ---------      ---------       -----------

CONTRIBUTION OF NET ASSETS AND LIABILITIES
FOR COMMON STOCK AND ACCUMULATED DEFICIT ON
APRIL 1, 1995                                     $(1,805,675)        $             $               $(2,151,617)

REDUCTION IN STOCK ISSUANCE COSTS                                                                        75,000

NET LOSS                                                                                                (28,217)
                                                  -----------        ---------      ---------       -----------

BALANCE, DECEMBER 31, 1995                        $(1,805,675)               0              0        (2,064,834)

COMMON STOCK ISSUED IN PUBLIC OFFERING                                                                2,700,000

COMMON STOCK ISSUED IN PRIVATE PLACEMENT                                                              1,800,000

COMMON STOCK ISSUED PURSUANT TO MISSION                                                               2,520,490
BAY ACQUISITION AGREEMENT

COMMON STOCK ISSUED TO PARTNERS OF AAG

COMMON STOCK ISSUED TO INDEPENDENT DIRECTORS                          (300,000)

COMMON STOCK ISSUED FOR ACQUIRED PROPERTIES
ACQUISITION FEE                                                                             -           338,625

RECLASS OF STOCK ISSUANCE COSTS AGAINST
ADDITIONAL PAID IN CAPITAL

INCREASE IN STOCK ISSUANCE COSTS                                                                        (77,539)

AMORTIZATION OF UNEARNED DIRECTORS' COMPENSATION                        37,208         37,208

ELIMINATION OF DEFERRED INCOME TAXES FROM
CONVERSION TO REIT                                                                                      163,000

DISTRIBUTIONS PAID                                                                                     (564,279)

NET LOSS                                                                                               (149,276)

                                                  -----------        ---------      ---------       -----------
BALANCE, DECEMBER 31, 1996                        $(1,805,675)       $(262,792)             0        $4,703,395
                                                  -----------        ---------      ---------       -----------
                                                  -----------        ---------      ---------       -----------

               The accompanying notes are an integral part of
                    the consolidated financial statements.

                               HOST FUNDING, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                  AND THE NINE MONTHS ENDED DECEMBER 31, 1995

----------------------------------------------------------------------------------------------------------------------------
                                                                                                           Nine Months
                                                                                                              Ended
                                                                            1997              1996      December 31, 1995
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
      Net income (loss)                                                 $ (1,025,514)     $   (149,276)    $ (28,217)
      Adjustments to reconcile net income to net cash:
          provided by operating activities
          Depreciation and amortization                                      861,031           289,098       111,099
          Deferred taxes                                                                                      (3,000)
          Amortization of loan fees                                          372,772           216,500
          Amortization of unearned directors' compensation                    54,000            37,208
          Minority interest in partnerships                                   12,592
      Changes in operating assets and liabilities:
          Rent receivable - Crossroads                                       107,832          (223,160)
          Rent, interest and other receivable - related party                 10,448             4,844
          Prepaid and other assets                                           (48,169)          (14,800)
          Notes Receivable: Directors                                          6,000
          Short term debt                                                  1,345,154
          Credit given on note receivable: related party                      31,397
          Payment of loan fees                                              (834,985)         (697,692)
          Accounts payable and accrued expenses                              548,341           191,217        40,963
                                                                        ------------      ------------     ---------
          Net cash (used in) provided by operating activities              1,440,899          (346,061)       85,611
                                                                        ------------      ------------     ---------
INVESTING ACTIVITIES:
      Acquisition of land, property and equipment                        (10,435,232)      (13,803,929)
      Minority interest in Partnerships                                      254,822
      Restricted cash                                                       (428,806)         (128,952)
      Long-term advances to Crossroads                                       (30,841)         (225,000)
      Other assets                                                                             (20,482)
      Franchise fees                                                         (62,750)          (60,000)
                                                                        ------------      ------------     ---------
          Net cash used in investing activities                          (10,957,629)      (14,238,363)            0
                                                                        ------------      ------------     ---------
FINANCING ACTIVITIES:
      Proceeds from common stock issued in Stock Offering                                    4,500,000
      Stock issuance costs                                                                    (402,539)     (100,000)
      Cash portion of related party note receivable payment                  874,278
      Borrowings on long-term debt                                         9,682,646        15,500,000       120,000
      Payments on long-term debt                                            (146,300)       (4,230,565)     (105,111)
      Long-term lease deposit                                                300,000
      Distributions                                                       (1,363,719)         (564,279)
                                                                        ------------      ------------     ---------
          Net cash provided by financing activities                        9,346,905        14,802,617       (85,111)
                                                                        ------------      ------------     ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (169,825)          218,193           500

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             218,693               500
                                                                        ------------      ------------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $     48,868      $    218,693     $     500
                                                                        ------------      ------------     ---------
                                                                        ------------      ------------     ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION
      Cash paid during the period for interest                          $  1,271,482      $    610,408       281,498
                                                                        ------------      ------------     ---------
                                                                        ------------      ------------     ---------
      Common stock issued to independent directors
          Class A common stock                                          $                          300
          Additional paid in capital                                                           299,700
          Unearned directors' compensation                                                    (300,000)
                                                                        ------------      ------------
          Net non-cash investing activity                               $          0      $          0     $       0
                                                                        ------------      ------------     ---------
                                                                        ------------      ------------     ---------
          Common stock issued pursuant to Mission Bay
               Acquisition Agreement
               Land, property and equipment                             $                 $ (2,520,490)
               Class A common stock                                                              2,520
               Additional paid in capital                                                    2,517,970
                                                                        ------------      ------------
               Net non-cash investing activity                          $          0      $          0     $       0
                                                                        ------------      ------------     ---------
                                                                        ------------      ------------     ---------
                                                                                                         (Continued)

                               HOST FUNDING, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                  AND THE NINE MONTHS ENDED DECEMBER 31, 1995

---------------------------------------------------------------------------------------------------------------------------
                                                                                                           Nine Months
                                                                                                              Ended
                                                                            1997              1996      December 31, 1995
---------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (Continued)
      Non-cash investing activities:
          Common stock issued to partners of AAG:
               Class A common stock                                                              4,099
               Class B common stock                                                              1,400
               Class C common stock                                                              1,400
               Additional paid in capital                                                       (6,899)
                                                                        ------------      ------------      ------------
               Net non cash investing activity                          $          0      $          0      $          0
                                                                        ------------      ------------      ------------
                                                                        ------------      ------------      ------------
          Reclass of deferred income taxes and stock issuance
          cost costs due to Stock Offering
               Deferred income taxes                                    $                 $   (163,000)
               Additional paid in capital                                                      (64,943)
               Retained Earnings                                                               227,943
                                                                        ------------      ------------      ------------
               Net non-cash investing activity                          $          0      $          0      $          0
                                                                        ------------      ------------      ------------
                                                                        ------------      ------------      ------------
          Common stock issued for Acquired Properties
          Acquisition Fee
               Additional paid in capital                               $    151,840      $    338,205
               Class A Common Stock                                              160               420
               Land, property and equipment                                 (152,000)         (338,625)
                                                                        ------------      ------------      ------------
               Net non-cash investing activity                          $          0      $          0      $          0
                                                                        ------------      ------------      ------------
                                                                        ------------      ------------      ------------
          Conversion of Class C common stock
          to Class A common stock
               Class A common stock                                     $      1,400      $
               Class C common stock                                           (1,400)
                                                                        ------------      ------------      ------------
               Net non-cash investing activity                          $          0      $          0      $          0
                                                                        ------------      ------------      ------------
                                                                        ------------      ------------      ------------
          Conversion of Class B common stock
          to Class A common stock
               Class A common stock                                     $      1,400      $
               Class B common stock                                           (1,400)
                                                                        ------------      ------------      ------------
               Net non-cash investing activity                          $          0      $          0      $          0
                                                                        ------------      ------------      ------------
                                                                        ------------      ------------      ------------
          Receipt of Class A common stock in partial
          payment of related party note receivable
               Class A common stock held in treasury (at cost)          $    900,000      $
               Related party note receivable                                (900,000)
                                                                        ------------      ------------      ------------
               Net non-cash investing activity                          $          0      $          0      $          0
                                                                        ------------      ------------      ------------
                                                                        ------------      ------------      ------------
          Common stock issued and contributed to Bachost, L.L.C.
          to purchase the Country Hearth Inns
               Class A common stock                                     $        808      $
               Additional paid in capital                                    749,192
               Land, property and equipment                                 (750,000)
                                                                        ------------      ------------      ------------
               Net non-cash investing activity                          $          0      $          0      $          0
                                                                        ------------      ------------      ------------
                                                                        ------------      ------------      ------------
          Common stock issued as deposit for legal fees
               Class A common                                           $     97,500      $
               Deposits                                                      (97,500)
                                                                        ------------      ------------      ------------
               Net non-cash investing activity                          $          0      $          0      $          0
                                                                        ------------      ------------      ------------
                                                                        ------------      ------------      ------------
          Contribution of net assets and liabilities for common
          stock and accumulated deficit
               Land, property and equipment                             $                 $                 $  2,741,477
               Loan commitment fees                                                                               28,582
               Related party note receivable                                                                   1,805,675
               Long term debt                                                                                 (4,215,676)
                                                                        ------------      ------------      ------------
                                                                        $          0      $          0      $    360,057
                                                                        ------------      ------------      ------------
                                                                        ------------      ------------      ------------
          Less: Liabilities and accumulated deficit resulting
          from the contribution of net assets and liabilities
               Accounts payable stock issuance costs                    $                  $                $   (500,000)
               Reduction in accounts payable stock issuance costs                                                 75,000
               Deferred income taxes                                                                            (166,000)
               Accumulated deficit                                                                               305,943
               Reduction in stock issuance costs                                                                 (75,000)
                                                                        ------------      ------------      ------------
                                                                        $          0      $          0      $   (360,057)
                                                                        ------------      ------------      ------------
                                                                        $          0      $          0      $          0
                                                                        ------------      ------------      ------------
                                                                        ------------      ------------      ------------

                The accompanying notes are an integral part of the
                       consolidated financial statements.
                                                               (Concluded)

                               HOST FUNDING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION:

         Host Funding, Inc., a Maryland corporation ("Host Funding" or the "Company"), was initially formed on December 22, 1994, and structured to qualify as a Real Estate Investment Trust ("REIT"). The principal business of the Company is to acquire and then lease limited service and full hotels/motels. The Company owned 12 limited service hotels at December 31, 1997. Host Funding was inactive from inception,
         December 22, 1994 to March 31, 1995. Host Funding's fiscal year end is December 31.

         On April 1, 1995, Host Funding and All American Group, Ltd. a Delaware limited partnership ("AAG"), entered into a Contribution and Assumption Agreement (the "Contribution and Assumption Agreement"). Under the Contribution and Assumption Agreement, AAG transferred, assigned and conveyed to Host Funding all of the real property and Host Funding agreed to assume stock issuance costs payable and all real property debt, at historical cost, of four (4) Super 8 motels located and doing business in Somerset, Kentucky; Miner, Missouri; Poplar Bluff, Missouri; and Rock Falls, Illinois. In addition, AAG contributed a note receivable (the "Related Party Note") ($1,805,675). In accordance with generally accepted accounting principles, the Related Party Note was offset against shareholder's equity as the Related Party Note was originally issued for equity in AAG. Host Funding issued 100 shares of common stock as consideration to AAG. As of December 31, 1995, all of the outstanding stock of Host Funding was owned by AAG.

         On April 22, 1996, Host Funding raised additional capital through an initial public offering of Class A common stock (the "Stock Offering"). Host Funding used the capital raised from the Stock Offering to pay down long-term debt, to pay expenses of the formation of Host Funding, and for working capital purposes. Further, on April 22, 1996, Host Funding acquired for a total purchase price of $2,810,000, certain assets of Mission Bay Super 8, Ltd., a California limited partnership, the owner of a 117 room Super 8 motel located in San Diego, California, pursuant to an asset acquisition agreement (the "Mission Bay Acquisition Agreement"). Host Funding exchanged 252,049 shares of common stock at a stated value of $10.00 per share ($2,520,490) plus cash for a reserve for dissenters rights and fractional share settlements of approximately $290,000. See note 6. The five Super 8 Hotels located in Somerset, Kentucky; Miner, Missouri; Poplar Bluff, Missouri; Rock Falls Illinois and San Diego, California hereinafter shall be referred to as the "Initial Hotels".

         Upon completion of the Stock Offering and the Mission Bay Acquisition Agreement, Host Funding issued additional Class A, B and C common shares to AAG in exchange for 100 initial shares held by AAG based upon appraised values of Host Funding's assets net of liabilities prior to the Stock Offering. The common shares issued upon completion of the

         Stock Offering include 410,000 Class A, 140,000 Class B and 140,000 Class C, which number of shares were determined based upon the net appraised value of assets net of liabilities of $6,900,000 or $10.00 per share. The Class B and C shares included certain restrictions as to the future payment of dividends and were convertible to Class A common shares at certain times and under certain circumstances as defined in the charter. The Class C common shares converted into Class A common shares effective January 1, 1997. The Class B common shares were redeemed for $140,000 Class A common shares pursuant to an Exchange and Note Prepayment Agreement. See note 5.

         On September 5, 1996, Host Funding formed CrossHost, Inc., a Maryland Corporation ("CrossHost"), as a wholly-owned, special purpose, REIT qualified subsidiary. Upon formation, CrossHost acquired four Sleep Inn Hotels located in Destin, Sarasota, and Tallahassee, Florida and Ocean Springs, Mississippi, pursuant to an acquisition and credit facility in the amount of $15,500,000 (the "Initial Loan Facility") and provided by Credit Suisse First Boston Capital, L.L.C. ("First Boston"). The Initial Loan Facility was payable interest only, monthly, at the LIBOR Rate plus 304.5 basis points with a maturity date of October 21, 1997. See notes 3,6, and 7.

         On March 5, 1997, Host Funding formed Host Ventures, Inc., a Maryland corporation ("Host Ventures"), as a wholly-owned, special purpose subsidiary of Host Funding. On March 14, 1997, CrossHost and Host Ventures entered into the CrossHost Loan Facility totaling $13,000,000 and the Host Ventures Loan Facility totaling $8,725,000 whereby the Initial Credit Facility was repaid totaling $15,500,000 and a 90 room Super 8 motel in Flagstaff Arizona (the "Flagstaff Super 8") was purchased. Additionally, on March 14, 1997 CrossHost transferred to Host Ventures the Sleep Inn Hotels owned by CrossHost and located in Ocean Springs, Mississippi and Sarasota, Florida.

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

         The Host Ventures Loan Facility is payable interest only, monthly at the LIBOR Rate plus 350 basis points (LIBOR Rate was 5.69141% as of March 1, 1998), with a maturity date of April 1, 1999, at which time all unpaid interest plus principal are due.

         Effective September 17, 1997 the Company entered into an Exchange and Note Prepayment Agreement whereby Guy and Dorothy Hatfield and All American Group satisfied that certain Promissory Note (the "Related Party Note") dated April 1, 1995 payable to Host Funding in the principal amount of $1,805,675. See Note 5.

         On October 21, 1997, the Company purchased from Findlay Equity Partners, an Ohio general partnership, a Country Hearth Inn (the "Findlay Country Hearth") located in Findlay, Ohio and from Auburn Equity Partners, an Indiana general partnership, a Country

         Hearth Inn (the "Auburn Country Hearth") located in Auburn, Indiana (collectively, the "Country Hearth Inns") for an aggregate of approximately 150 rooms, which increases the Company's real estate portfolio to twelve hotel properties containing approximately 921 rooms. The Company completed the purchase of the Country Hearth Inns by forming two separate, special purpose limited partnerships with Buckhead America Corporation, a publicly-traded hotel company ("Buckhead"). Wholly owned subsidiaries of Host Funding (Host Findlay G.P., Inc and Host Auburn G.P., Inc) own 1% of the respective limited partnerships and BacHost, L.L.C. (BacHost) owns 99% of each limited partnership. Host Funding owns 81% of BacHost and Buckhead owns 19% of Bachost. Each limited partnership has leased its respective Country Hearth Inn to Buckhead pursuant to a separate percentage lease agreement (collectively, the "Country Hearth Leases"). Buckhead also manages the hotel properties and holds the franchise for each of the Country Hearth Inns outside of the limited partnerships (collectively, the "Country Hearth Franchise Agreements").

         Unless stated otherwise, the hotel properties owned by the subsidiaries of the Company are herein referred to as the "Company Hotels".

         Host Funding is listed on the American Stock Exchange.

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of Host Funding and its wholly owned subsidiaries, an 81% ownership interest in BacHost, and the accounts of the limited partnerships which own Country Hearth Inns and of which BacHost owns 99%. BacHost is consolidated on a gross basis with the minority partners' balance sheet interest reflected separately on a net basis.

         LAND, PROPERTY AND EQUIPMENT

         Buildings and improvements are depreciated over useful lives of 35 years from the original historical date of acquisition using the straight-line method. Hotel furnishings and equipment are depreciated using primarily straight-line methods over useful lives ranging from 3 to 7 years from the original historical date of acquisition.

         Host Funding periodically evaluates the carrying value of its real estate properties to determine if circumstances exist indicating an impairment in the carrying value. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of undiscounted future cash flows from each individual property. In cases when the Company does not expect to recover the carrying value, the Company recognizes an impairment loss. No impairment has occurred as of December 31, 1997, nor has impairment been required to be recorded upon implementation in 1997 of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived
         Assets and for Long-lived Assets to Be Disposed Of."

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

         LOAN COMMITMENT FEES

         The loan commitment fees are amortized over the terms of the loans using the straight-line method which approximates the effective interest rate method. Accumulated amortization of loan fees totaled $568,000 and $195,000 as of December 31, 1997 and 1996, respectively.

         FRANCHISE FEES

         Franchise fees are being amortized on a straight-line basis over the fifteen (15) year life of the franchise agreements. Accumulated amortization of franchise fees totaled $10,240 and $1,750 as of December 31, 1997 and 1996, respectively.

         REVENUES

         Host Funding recognizes lease revenue on an accrual basis over the terms of the lease agreement.

         LOSS PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS") beginning with the Company's fourth quarter of 1997. SFAS 128 requires basic EPS to be computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period and diluted EPS to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All prior period EPS data has been restated to conform to the provision of this statement. There is no difference between basic and diluted EPS, therefore, no reconciliation of these amounts is needed.

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

         INCOME TAXES

         The primary components of the Company's deferred income tax liabilities and assets as of December 31, 1997 were as follows:

                                                     1997
         Deferred tax liabilities:
            Depreciation                           $284,000


         Total deferred tax liabilities            $284,000
            Accrued expenses                       $109,000
            Net operating loss                     $499,000

         Total deferred tax assets                 $608,000

         Net deferred tax asset                    $324,000
         Valuation allowance                      $(324,000)

         At December 31, 1997 the Company had approximately $1,249,000 of net operating loss carryforwards, all of which will expire on December 31, 2012.

         The valuation allowance for the net deferred tax asset was $324,000 as of December 31, 1997. In assessing the realizability of a deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
         Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1997.

         The Company, as a requirement under the Internal Revenue Code (the ("Code") to elect REIT status, must have no more than five (5) shareholders, who own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding of the Company. The Company had expected to make an election to be treated as a REIT under the provisions of the Code beginning with the 1996 year. As a result, the Company would not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually 95% of its taxable income to its shareholders and complies with certain other requirements. The Company did not satisfy the REIT shareholder requirement as of June 30, 1997, and therefore, did not elect to qualify as a REIT during the 1996 tax year and was subject to the corporate tax provisions. However at that date, the Company was in a net operating loss position, and has a net deferred tax asset under SFAS 109, Accounting for Income Taxes, that has been fully reserved. The Company's decision not to elect REIT qualification will not adversely affect the stockholders of the Company in that the Company will have no taxable income for the 1997 tax year. The Company plans to continue its efforts to qualify for REIT status effective for the 1998 tax year.

         PENDING ADOPTION OF AUTHORITATIVE STATEMENT

         In June 1997, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company plans to adopt SFAS 130 for the year ended December 31, 1998.

         In June 1997, the FASB also issued SFAS no. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 changes current practice by establishing a new framework on which to base segment reporting, including the determining of a segment and the financial information to be disclosed for each segment, referring to as the "management" approach. The management approach requires that management identify "operating segments" based on the way that management disaggregates the entity for making internal operating decisions. SFAS 131 is effective for fiscal years beginning after December 31, 1997, and requires restatement of information for earlier periods. Management is determining the segments to be disclosed and intends to adopt the statement for the year ended December 31, 1998.

         NOTE 2:  REAL ESTATE INVESTMENTS

         The Company's acquisition of hotel properties for the years 1997, 1996 and 1995 may be summarized as follows:

                         Purchase Cost          Number of           Number
         Year           (in thousands)      Hotel Properties       of Rooms
         ----           --------------      ----------------       --------
         1995              $  2,740                 4                  252
         1996                16,664                 5                  430
         1997                11,530                 3                  240
                           --------              -------               ---
         Total             $ 30,934                12                  922
                           --------              -------               ---
                           --------              -------               ---

         The purchase costs above include purchase prices as well as related commissions and closing costs.

         The hotels are located in nine (9) states and are subject to leases as described in Note 7.

         Minimum future base rents due under operating leases for the five years ending December 31, 1998 to 2002 and thereafter are as follows:

                         1998                      $ 3,649,000
                         1999                        3,734,000
                         2000                        3,734,000
                         2001                        3,564,000
                         2002                        3,479,000
                         Thereafter                 35,964,000
                                                   -----------
                         Total                     $54,124,000

NOTE 3.  LONG-TERM DEBT AND NOTES PAYABLE

         LONG-TERM DEBT:

         A summary of Host Funding and subsidiary's long-term debt as of December 31 follows:

                                                               1997         1996
                                                               ----         ----
         First mortgage note payable, interest at
         LIBOR plus 304.5 basis points, adjusted
         Monthly (LIBOR was 5.53906% at December 31,
         1996); payable monthly; due October 1997
         (for information regarding the refinancing,
         see note 7).                                                    $15,500,000

         First mortgage note payable, interest at LIBOR
         plus 350 basis points (LIBOR was 5.69% at
         March 1, 1998), due April 1, 1999                 $ 8,725,000

         First mortgage note payable, interest at 9.46%
         per annum, interest and principal payable in
         monthly installments of $120,838, due in
         March 2017.                                       $12,863,031

         First mortgage note payable, interest at 10.78%
         per annum, interest and principal payable in
         monthly installments of $17,405, due in
         August, 2016.                                     $ 1,772,159

         First mortgage note payable, interest at 10.78%
         per annum, interest and principal payable in
         monthly installments of $18,402, due in
         August, 2016.                                     $ 1,676,156
                                                           -----------   -----------

                                                           $25,036,346    15,500,000
                                                           -----------   -----------

         Less current portion                              $   282,707    15,500,000
                                                           -----------   -----------

                                                           $24,753,639   $       -0-
                                                           -----------   -----------
                                                           -----------   -----------

         SHORT TERM DEBT/NOTES PAYABLE:

         In June, 1997 the Company entered into a note payable to Blacor, Inc. (an affiliate of Michael McNulty, President of Host Funding). The December 31, 1997 balance is $86,600, the note has an amended maturity date of May 1998 and accrues interest at 12%.

         In December, 1997 the Company entered into a note payable to Guy and Dorothy Hatfield. The December 31, 1997 outstanding balance is $100,000, the note accrues interest at 12%, and is due in May, 1998.

         In October, 1997 B-H Findlay L.P. ("B-H Findlay") and B-H Auburn, L.P. ("B-H Auburn") entered into notes payable to the sellers of the Country Hearth Inn located in Findlay, Ohio and the Country Hearth Inn located in Auburn, Indiana, respectively (collectively, the "Country Hearth Notes"). The notes have December 31, 1997 outstanding balances in the amounts of $651,111 and $487,442 respectively. The Company is the beneficial owner of 81% of both B-H Findlay and B-H Auburn. Interest accrual commences on January 1, 1998 at the rate of the Wall Street Journal Prime Rate plus 1% per annum. No payments are due under the Country Hearth Notes until April 1, 1998, at which time all outstanding principal and interest balances are due. The Company, on behalf of the limited partnerships, is currently in negotiation with the holders of the Country Hearth Notes to extend the maturity date of such notes. The Company pledged an aggregate of 90,000 shares (51,660 shares for Findlay, Ohio and 38,348 shares for Auburn, Indiana) of the Class B Common Stock of the Company to secure payment of the Country Hearth Notes. In addition, the Company executed a corporate guaranty pursuant to which the Company guarantees the performance of the obligations of each of the limited partnerships under the Country Hearth Notes.

         In October, 1997 B-H Findlay and B-H Auburn each executed notes payable to Buckhead America Corporation ("Buckhead") with December 31, 1997 balances of $10,000 each. These notes accrue interest at the rate of 8% per annum; no payments are due until April 1, 1998, at which time all outstanding interest and principal are due. The company is currently in negotiation with Buckhead to extend the maturity of such note.

NOTE 4.  SHAREHOLDERS' EQUITY

         Host Funding is authorized to issue 55,000,000 shares of common stock, consisting of 50,000,000 shares of Class A common stock, $.01 par value per share, and 4,000,000 shares of Class B common stock, $.01 par value per share and 1,000,000 shares of Class C common stock, $.01 par value per share.

         Upon consummation of the Stock Offering and Mission Bay Acquisition Agreement, Host Funding sold to each independent director then in office 10,000 shares of Class A common stock at a price per share equal to $10 per share. The purchase price ($300,000) was paid through the delivery of a five year promissory note executed in favor of Host Funding by each purchaser, which bears interest, payable quarterly, at a fixed rate equal to 7% per annum. Principal payments totaling 2% of the original principal are due annually. The shares of common stock purchased by each independent director are pledged to Host Funding to collateralize payment of the promissory note, which is non-recourse to the maker, except to 10% of the principal amount due from directors. Host Funding has agreed to forgive the promissory notes issued in exchange for the shares of common stock in increments of 18% of the principal amount per annum for each year that the maker remains a director of Host Funding. The estimated annual amortization of unearned director's compensation is expected to total $54,000 based upon the issuance of a total of 30,000 shares to three directors. Interest income - related party, paid or accrued by the directors, to Host Funding totaled $121,976.11 for the year ended December 31, 1997. As of December 31, 1997, $1,411.65 remains payable to Host Funding and is included in Due From Related Parties.

         Host Funding also has 20,000,000 authorized preferred shares, $.01 par value, none of which are issued or outstanding.

         Please refer to Note 1, Organization and Summary of Significant Accounting Policies, for information regarding common stock issued as a result of the Stock Offering and the Mission Bay Acquisition Agreement. Also, refer to Note 5, Related Party Transactions, for information regarding common stock issued under the Post-Formation Acquisition Agreement as a result of the purchase of additional hotel properties by the Company.


NOTE 5.  RELATED PARTY TRANSACTIONS

         RELATED PARTY NOTE RECEIVABLE:

         As described in note 1, on April 1, 1995, AAG, as part of the Contribution and Assumption Agreement, contributed the Related Party Note to Host Funding The balance of the Related Party Note as of December 31, 1996 was $1,805,675. The Company entered into an Exchange and Note Prepayment Agreement (the "Note Prepayment Agreement") effective as of September 17, 1997 whereby Guy and Dorothy Hatfield (the "Hatfields") and All American Group, Ltd. satisfied the Related Party Note. The amount was partially satisfied by payment of $874,325 in cash, and a $31,350 credit from the Company. Additionally, the Company issued to the Hatfields 140,000 shares of the Company's Class A Common Stock in exchange for the 140,000 shares of Class B Common Stock held by the Hatfields. Simultaneously with the cash payment of $874,325, and the exchange of the shares of Class B Common Stock described above, the Hatfields delivered to the Company 90,000 shares of the 140,000 shares of Class A Common Stock received by the Hatfields in the exchange. The Company accepted the 90,000 shares of Class A Common Stock in full and final payment of the remaining $900,000 principal balance of the Related Party Note.

         RELATED PARTY ADVISORY AGREEMENT:

         Host Funding entered into an Advisory Agreement (the "Advisory Agreement") with Host Funding Advisors, Inc., a Delaware corporation (the "Advisor") on the close of the Stock Offering. The Advisor was formed on June 23, 1994. Pursuant to the Advisory Agreement, the Advisor provided information, advice, assistance, and facilities to Host Funding in connection with Host Funding's investment in hotel properties. Additionally, the Advisor administered the daily operations of Host Funding, negotiated on Host Funding's behalf, acted as agent for Host Funding in collecting funds and paying debts, and generally managed and operated Host Funding. In consideration for such services, Host Funding compensated the Advisor in the amount of $30,000 per year. The Advisor was an affiliate of Ian Gardner-Smith, a director and officer of CrossHost, and Michael S. McNulty, a director and president of Host Funding and CrossHost. Advisory fees totaling $21,083 were paid or accrued during the calendar year ended December 31, 1996. Effective January 31, 1997, the Advisory Agreement was canceled for payment of a fee of $30,000 at which time Host Funding became self-administered.

         RELATED PARTY ACQUISITION AGREEMENT:

         Host Funding entered into a Post-Formation Acquisition Agreement (as amended, the "Acquisition Agreement") with HMR Capital, LLC, a Delaware limited liability company, (the "Acquisition Company") on April 22, 1996.

         The Acquisition Company is an affiliate of Michael S. McNulty and Ian Gardner-Smith. Under the terms of the Acquisition Agreement, the Acquisition Company was responsible for the management, coordination, and supervision of Host Funding's acquisition of additional hotel properties. The Acquisition Company was entitled to receive an acquisition fee of no less than 2% and up to 6% of the gross purchase price of the Acquired Properties, subject to the 30 day cancellation provision, plus reimbursement of certain expenses (the "Acquired Properties Acquisition Fee).

         On February 3, 1997, the Registrant and HMR Capital, LLC, a Delaware limited liability company formerly known as Host Acquisition Group, LLC ("the Acquisition Company"), entered into a Restated and Amended Acquisition Agreement (the "Acquisition Agreement") which redefined the role of the Acquisition Company in the coordination and supervision of the Company's acquisition of hotel properties and allowed cancellation with thirty (30) days written notice from either party. The Company delivered notice to the Acquisition Company on August 5, 1997 canceling the Acquisition Agreement effective thirty (30) days after the date of receipt of the termination letter by the Acquisition Company (the "Termination Date"). Any properties submitted to the Company by the Acquisition Company prior to the Termination Date will be subject to the terms and conditions of the Acquisition Agreement, if the Company acquires such properties within one year from the Termination Date.

         OTHER RELATED PARTY TRANSACTIONS:

         Hatfield Inn is the owner and operator of a 40 room motel adjacent to Host Funding's property located in Miner, Missouri. Host Funding and Hatfield Inn have a shared parking agreement allowing cars to park in either property's parking facilities, compete for similar business, and are managed by the general partner of AAG.

         The total fees received by affiliates relating to the acquisition of the Acquired Properties, including loan origination fees, the Acquired Properties Acquisition Fee and the expense reimbursement, totaled approximately $591,125 and $56,250 for the years ended December 31, 1996 and 1997, respectively.

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

                                               (Unaudited)    (Unaudited)
                                               Year Ending    Year Ending
                                               December 31,   December 31,
                                                   1997           1996
                                               ------------   ------------
            Revenues                            $ 4,391,000   $ 4,475,000
            Net Income                          $(1,244,000)  $(1,150,000)
            Basic and Diluted Loss Per Share $ (0.81) $ (0.75) Weighted Average Number of
            Common Shares Outstanding             1,535,868     1,535,868

NOTE 7.  COMMITMENTS AND CONTINGENCIES

         REIT STATUS:

         Host Funding, as a requirement under the Code to elect REIT status, must have no more than five (5) shareholders, own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding. Host Funding has not met this requirement as of December 31, 1997. Under the Code, Host Funding is allowed a six month exemption after the tax year in which the election is to be effective to meet the requirement. While management at Host Funding intends to meet the Code requirements, no assurance can be given that REIT status will be maintained, which could preclude Host Funding from electing REIT status in the future.

         PERCENTAGE LEASE AGREEMENTS:

         The Company Hotels are leased by separate lease agreements (the "Percentage Leases"). Excluding the two Country Hearth Inns, all of the Company Hotels are leased to Crossroads Hospitality Tenant Company, LLC ("Crossroads") as lessee, and are further subject to Master Agreements among the Company, Crossroads and Crossroads Hospitality Company, LLC ("Crossroads Hospitality"). 75% of Crossroads' voting interest are owned by

         Crossroads Hospitality; each of Crossroads and Crossroads hospitality is controlled by Interstate Hotels Corporation, a publicly held, nation wide operator and manager of hotel properties. The Country Hearth Inns are managed and leased by Buckhead America Corporation, as lessee, pursuant to separate lease agreements.

         Each Percentage Lease has an initial term of not less than fifteen years, subject to earlier termination upon the occurrence of certain contingencies. The lessees are required to pay base and percentage rents and are entitled to all profits from the operations of the Company Hotels after the payment of certain specified operating expenses. The Company is required to set aside replacement reserve amounts of 4% to 6% of gross room revenues to be used for capital expenditures which generally must be jointly approved by the Company and the lessee. Through December 31, 1997, the total amount due under this provision equals approximately $440,000, $256,000 of which has been funded at December 31, 1997.

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

         The Series B Warrants provide warrants to purchase 225,000 shares of Host Funding's Class A Common Stock, $0.01 par value per share, at $10.80 per share, and expire on February 2, 2001. There are additional provisions in the Series B Warrants that allow pari passu treatment upon recapitalization of Host Funding and certain restrictions with the first twenty-four months of issuance as to the price allowed upon exercise of the Series B Warrants based upon consummation of a public offering in which proceeds to Host Funding are not less than $50 million.

         EMPLOYMENT AGREEMENTS:

         Host Funding has entered into Employment Agreements (the "Employment Agreements") with William Birdsall, Chairman of the Board; Michael S. McNulty, President; and Bona K. Allen, Chief Financial Officer, for a term of three years from February 1997. The Employment Agreements provide for base salaries of $291,000 with a minimum bonus of 15% up to a maximum of 50%, based upon a prescribed formula in the Employment Agreements, of base compensation in the first year. The Employment Agreements also provide for base salary increases based upon prescribed increases in Host Funding's asset size. The Employment Agreements are terminable by Host Funding, for cause, upon thirty (30) days written notice, or upon death or disability, with severance payments due employees ranging from nothing or two years of current base salary then in effect.

         HOST FUNDING, INC. 1997 INCENTIVE PLAN:

         At the Annual Meeting of the Stockholders of Host Funding, Inc., the Stockholders approved the Host Funding, Inc. 1997 Incentive Plan (the "1997 Plan") pursuant to which certain individuals, including officers and directors of the Company, may be granted awards for incentive stock options, non-statutory stock options, stock awards, performance shares and incentive awards. No such awards have been awarded for the year ended December 31, 1997.

         REPAIRS TO SLEEP INN PROPERTIES LOCATED IN SARASOTA AND DESTIN, FLORIDA

         The Company is evaluating certain required repairs to the Sleep Inn properties located in Sarasota and Destin, Florida. The cost of these repairs has not been determined, but the Company does not anticipate any reduction in the valuation of these properties. The Company has received a notice of potential default relating to these repairs from the franchiser and expects to achieve compliance with the Franchise Agreements as repairs are completed.

         YEAR 2000 ISSUE

         The Company has addressed the "Year 2000 Problem", in which certain electronic systems may be affected by the turn of the millenium. Management has determined that the company's accounting software is Year 2000 compliant. Management is evaluating the level of compliance of other systems utilized by the Company, but does not anticipate a material effect on its financial condition or results of operations.

         NOTE 8.  SUBSEQUENT EVENTS

         TERMINATION OF CROSSROADS AS LESSEE; LETTER OF INTENT TO SELL LEASING/MANAGEMENT RIGHTS TO BUCKHEAD

         The Company has agreed with Crossroads to terminate, during the second quarter of 1998, all of the lease agreements, including the Master Agreements, relating to Company Hotels leased by Crossroads.

         The Company has entered into a letter of intent whereby, upon termination of the lease agreements with Crossroads, the Company and Buckhead will enter into new lease agreements or management agreements with respect to all of the Company Hotels currently leased to Crossroads. The Company anticipates that the new lease agreements will contain substantially the same terms as the current lease agreements with Crossroads. Buckhead will pay the Company approximately $900,000 in cash and restricted Buckhead stock for the right to lease or manage the Company hotels previously leased by Crossroads. The payment by Buckhead to the Company is net of the termination costs due to Crossroads.

         COMMITMENT LETTER FOR ADDITIONAL FINANCING

         The Company and Credit Suisse First Boston Capital LLC ("First Boston") are currently negotiating a loan commitment agreement in which First Boston would agree to refinance the $8,725,000 loan outstanding and owed by Host Ventures, Inc. to First Boston. The current loan will be satisfied by a long term loan facility with a term of 10 years (20 year amortization) and annual interest rate of approximately 7.8%. Additionally, First Boston would also agree to provide a loan facility in the amount of $1.0 million with a 2 year term and interest paid monthly at an annual rate of LIBOR plus 550 basis points.

         LETTERS OF INTENT TO PURCHASE FLORIDA HOTEL PROPERTIES

         The Company has entered into letters of intent to purchase two properties located in Port Richie and Clearwater, Florida (the "Florida Hotels") for an aggregate purchase price of $14.1 million. The Florida Hotels are Holiday Inn Express brands and consist of an aggregate of approximately 257 rooms.


         1998 OPERATIONS

         Management believes that, based upon the above subsequent events and internal forecasts of the Company, adequate sources will be available to fund the 1998 operations and obligations of the Company.

                               HOST FUNDING, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIAITON

SCHEDULE III                   December 31, 1997

                                                                                    Costs Subsequent
                                                     Initial Cost to Company         to Acquisition
                                                    -------------------------   --------------------------
                                                                Buildings and                 Buildings and
Description                        Encumbrances       Land       Improvements      Land        Improvements
-----------                        -----------     ----------   -------------   -----------  --------------
Hotel Assets:
Super 8, Rock Falls, IL            $        (A)    $  131,627    $   491,711    $             $
Super 8, Somerset, KY                       (A)       170,000        449,541
Super 8, Miner, MO                          (A)       187,660        461,494
Super 8, Poplar Bluff, MO                   (A)       153,000        410,515                        2,855
Super 8, San Diego, CA                      (A)       702,500      1,826,500                       41,610
Sleep Inn, Ocean Springs, MS                (B)       924,162      2,402,821                        5,741
Sleep Inn, Destin, FL                       (A)       993,429      2,582,915                        9,956
Sleep Inn, Sarasota, FL                     (B)       834,990      2,170,975                       65,572
Sleep Inn, Tallahassee, FL                  (A)       710,679      1,847,767                       64,339
Super 8, Flagstaff, AZ                      (B)     1,321,800      3,436,680                        7,152
Country Hearth Inn, Findlay, OH      1,676,155        483,395      2,053,380                       23,452
Country Hearth Inn, Auburn, IN       1,772,159        231,408      2,287,655                       25,364
                                   -----------     ----------    -----------    -----------   -----------
                                   $25,036,346     $6,844,650    $20,421,954    $             $   246,041
                                   -----------     ----------    -----------    -----------   -----------
                                   -----------     ----------    -----------    -----------   -----------
                                       Gross Amount at which
                                     Carried at close of period
                                     --------------------------    Accumulated
                                                  Buildings and   Depreciation &     Year of       Date
Description                             Land       Improvements    Amortization    Construction   Acquired   Life
-----------                          ----------   -------------   --------------   ------------   --------   ----
Hotel Assets:
Super 8, Rock Falls, IL              $  131,627    $   491,711        $ 63,237          1985        4/1/95    35
Super 8, Somerset, KY                   170,000        449,541          64,703          1985        4/1/95    35
Super 8, Miner, MO                      187,660        461,494          68,214          1985        4/1/95    35
Super 8, Poplar Bluff, MO               153,000        413,370          61,847          1985        4/1/95    35
Super 8, San Diego, CA                  702,500      1,868,110         124,056          1987       4/22/95    35
Sleep Inn, Ocean Springs, MS            924,162      2,408,562         125,349          1995       9/19/96    35
Sleep Inn, Destin, FL                   993,429      2,592,871         126,231          1992       9/13/96    35
Sleep Inn, Sarasota, FL                 834,990      2,236,547         106,412          1993       9/13/96    35
Sleep Inn, Tallahassee, FL              710,679      1,912,106          90,613          1994       9/13/96    35
Super 8, Flagstaff, AZ                1,321,800      3,443,832          80,647          1985       3/14/97    35
Country Hearth Inn, Findlay, OH         483,395      2,076,832          13,220          1988      10/21/97    35
Country Hearth Inn, Auburn, IN          231,408      2,313,019          14,731          1987      10/21/97    35
                                     ----------    -----------      ----------
                                     $6,844,650    $20,667,995      $  939,260
                                     ----------
                                     ----------
                        Land                         6,844,650
                        Furniture and equipment      3,471,336         302,538
                                                   -----------      ----------
                                                   $30,983,981      $1,241,798
                                                   -----------      ----------
                                                   -----------      ----------

(A) Crosshost hotel assets are cross collateralized and encumbered by the Crosshost Loan Facility. The outstanding principal balance at December 31, 1997 was $12,863,031

(B) Host Ventures hotel assets are cross collateralized and encumbered by the Host Ventures Loan Facility. The outstanding principal balance at December 31, 1997 was $8,725,000