Form 10-K405/A
period 1997-12-31
HOST FUNDING INC
filed 1998-04-30
CIK 945980

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained to, the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A, or any amendment to this Form 10-K/A [ X ]


The aggregate market value of the voting stock held by non-affiliates of the Company (totaling 907,637 shares) was $6,013,095 (based upon the closing bid of the Company's common stock on the AMEX on February 26, 1998 of $6.625 per share). The term affiliates is deemed, for this purpose only, to refer only to directors, officers and principal stockholders of the Company.

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Company's Class A Common Stock was 1,553,557 as of February 26, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents which are to be listed under this caption are incorporated by reference.

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

ITEM 6.  SELECTED FINANCIAL DATA

     On March 31, 1998, the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Annual Report"). Item 6. "Selected Financial Data" omitted information pertaining to the nine (9) months ended December 31, 1995, and is included herein.

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


                                 Year Ended            Year Ended       Nine Months Ended
                              December 31, 1997     December 31, 1996   December 31, 1995
                              -----------------     -----------------   -----------------

OPERATING RESULTS:

GROSS REVENUES                   $ 3,837,350           $ 1,768,783        $   942,343

LOSS BEFORE INCOME TAXES         $(1,025,514)          $  (149,276)       $   (31,217)

NET LOSS                         $(1,025,514)          $  (149,276)       $   (28,217)

BASIC AND DILUTED
     NET LOSS PER COMMON SHARE        $(0.68)               $(0.12)       $     (0.04)

WEIGHTED AVERAGE NUMBER                                                   $   690,000
    OF BASIC AND DILUTED
    COMMON AND COMMON
    EQUIVALENT SHARES
    OUTSTANDING                     1,516,652            1,244,668

DISTRIBUTIONS PER COMMON SHARE:

CLASS A                                $0.96                $0.465              ----

CLASS B                               $(0.00)               $(0.00)             ----

CLASS C                               $(0.00)               $(0.00)             ----

TOTAL ASSETS                      $31,996,181          $20,435,575        $ 2,694,694

LONG-TERM OBLIGATIONS
   (including current portion)    $25,036,346          $15,500,000        $ 4,230,565

SHAREHOLDERS' EQUITY
  (DEFICIT)                       $ 4,279,337          $ 4,703,395        $(2,064,834)

OTHER FINANCIAL DATA:
   NET CASH PROVIDED BY
   (USED IN) OPERATING,
   INVESTING AND FINANCIAL
   ACTIVITIES                     $  (169,825)         $   218,193        $       500



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

         The CrossHost Loan Facility is payable over twenty years in equal monthly installments of $120,838, including interest at a fixed rate of 9.46% per annum (the "Base Interest Rate") over the first ten years, with an increased fixed monthly payment the second ten years that fully amortizes remaining principal plus interest at an interest rate equal to the greater of 2% over the Base Interest Rate or 2% over the then-existing ten year U.S. Treasury Note rate, with a due date in March 2017. The Host Ventures Loan Facility is payable interest only, monthly, at the LIBOR Rate plus 350 basis points (LIBOR Rate was 5.69% as of March 1, 1998), with a maturity date of April 1, 1999, at which time all unpaid interest plus principal are due.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Company's Board of Directors consists of five (5) members, each of whom was elected to a one-year term at the annual meeting of the stockholders of the Company held on May 21, 1997. Set forth below is certain information regarding the directors and executive officers of the Company.


MICHAEL S. MCNULTY, DIRECTOR AND PRESIDENT


         Michael S. McNulty, 50, received his Juris Doctorate from Southern Methodist University in 1973. From 1977 to 1985, Mr. McNulty was employed by the real estate development corporation of a multi-national family of business interests in various countries. During that period, Mr. McNulty was responsible for developing partnerships for investments in over thirty real estate projects with gross investments exceeding $200,000,000. Prior to election in September 1995 as President of the Corporation, Mr. McNulty owned his own private financial consulting firm. Mr. McNulty is also President and Director of a controlling venture in a Napa Valley based winery. In addition, Mr. McNulty has served from 1994 to the present as the President and a director of Blacor, Inc., the principal corporation of a group of companies controlled by a multi-national investor, the primary purpose of which is to invest in real property in the United States.


GUY E. HATFIELD, DIRECTOR


         Guy E. Hatfield, 63, has been President of All American Group, Inc., a Delaware corporation, since 1989. Mr. Hatfield earned a Bachelor of Science degree from Bradley University in 1955 and a Juris Doctorate from the University of San Diego in 1962. From 1984 to 1989, Mr. Hatfield was Chairman of the Board and Chief Executive Officer of Motels of America, Inc., a corporation which built and managed 107 Super 8 motels and had gross annual sales of $80,000,000. Since 1989, Mr. Hatfield has served as President and Chairman of Hatfield Inns, Inc., a corporation involved in the ownership and management of hotel properties.


DON W. COCKROFT, DIRECTOR


         Don W. Cockroft, 57, joined United Inns, Inc. in the early 1960's and occupied a variety of positions over a period of 25 years, including Chairman of the Board and President. Mr. Crockroft resigned from these positions upon the recent purchase of United Inns, Inc. by Hampstead, Ltd. United Inns, Inc. was traded on the New York Stock Exchange, and in 1994 achieved the New York Stock Exchange's largest percentage gain. Mr. Cockroft's duties with United Inns, Inc. included asset development, acquisitions, dispositions, and debt restructure. United Inns, Inc. was also an initial franchisee of Holiday Inns and opened the initial Hampton Inns in Jackson, Mississippi and Atlanta, Georgia.


WILLIAM M. BIRDSALL, DIRECTOR AND CHAIRMAN OF THE BOARD


         William M. Birdsall, 49, was Chairman of the Board and Chief Executive Officer of the Company until March 31, 1998. Effective April 1, 1998, Mr. Birdsall resigned his position as Chairman of the Board and Chief Executive Officer, but continues to serve as an independent director of the Company. He also serves as President of Birdsall & Corporation, a real estate investment and finance firm located in Durango, Colorado. Before starting Birdsall & Corporation in 1993, Mr. Birdsall was Chairman and CEO of the Price REIT, a public corporation which he co-founded and took public in 1991 in the form of a Real Estate Investment Trust trading on NASDAQ. Mr. Birdsall has been involved with real estate development since 1978. He was Chief Operating Officer of Estes Properties, Inc., where he was responsible for operations of the Lowes Ventana Canyon Resort and Golf Club in Tucson, Arizona, a 2,000-acre planned community and resort hotel. From 1982 through 1987 he was Senior Vice-President of Real Estate for Ramada, Inc., the international hotel chain. He now serves on the Scripps Memorial Hospitals Foundation Board and is a member of the Young Presidents Organization, Arizona Bar Association, Urban Land Institute, and International Council of Shopping Centers.


CHARLES R. DUNN, DIRECTOR


         Charles R. Dunn, 52, is founder and Chief Executive Officer of Hospitality Concepts, established in July of 1988. Hospitality Concepts provides accounting and consulting services to the lodging and restaurant industry in the Southwestern United States with clients located in California, Nevada, Arizona, New Mexico, and Texas. Services range from financial statement production, budgeting and related planning, to system design and consulting. Prior to July 1988, Mr. Dunn was Controller for the San Diego Princess Hotel, a 450-room, full-service convention facility and resort located in San Diego, California. Mr. Dunn graduated from Washington State University with a B.A. degree in Hotel Administration.


BONA K. ALLEN, CHIEF FINANCIAL OFFICER


         Bona K. Allen, 37, is the Chief Financial Officer and Secretary of the Company, and has been involved in financial aspects of real estate investment, development, management, and construction since graduating from Birmingham-Southern College in 1982. Prior to appointment to the Corporation, Mr. Allen served as a financial executive with The Myrick Company (Atlanta, Georgia) and as a financial consultant from 1994 to 1996. From 1986 to 1994, Mr. Allen was employed by Wilma South Management Corporation (and affiliates), the United States holding company of a Dutch owned real estate group. Mr. Allen served in several positions with increasing responsibility and was named Vice President/Chief Financial Officer in 1991. He was responsible for the financial operations of the Company at the time Wilma owned or controlled assets with a cost totaling in excess of $500 million located in the Southwest, Southeast and Southern California regions of the United States. Mr. Allen is a member of the American Institute of Certified Accountants, the Georgia Society of Certified Public Accountants, and the Alabama Society of Certified Public Accountants. Mr. Allen was elected Chief Financial Officer of the Company effective February 1, 1997.


COMPENSATION OF DIRECTORS


         Each director receives a director's fee of $1,500 for each Board meeting the director attends. In addition, each of Messrs. Cockroft, Birdsall and Dunn purchased 10,000 shares of Class A Common Stock in the Company's initial public offering. The purchase price for the Class A Common Stock was paid by the execution by each director of a $100,000 non-recourse promissory note secured by the purchased shares. In connection with the purchase of the shares, the Company agreed to forgive the promissory notes (i) in increments of 18% of the principal amount per annum for each year the director remains a director of the Company, and (ii) upon the death, disability or resignation of the director (except for voluntary resignation or failure to serve.)


         The Company has not paid and does not anticipate paying directors for service on committees. All of the directors of the Company are entitled to participate in the Host Funding, Inc. 1997 Incentive Plan.


ITEM 11. EXECUTIVE COMPENSATION


         The following table sets forth for the years presented, the compensation paid to the executive officers of the Company serving during 1997:


-----------------------------------------------------------------------------------
  NAME AND                                                 OTHER           ALL
 PRINCIPAL                                                 ANNUAL         OTHER
POSITION (1)            YEAR   SALARY ($)   BONUS ($)   COMPENSATION   COMPENSATION
-----------------------------------------------------------------------------------
William M. Birdsall,    1997    $99,000                  $21,000 (2)
Chairman
of the Board
-----------------------------------------------------------------------------------
Michael S. McNulty,     1997    $99,000
President
-----------------------------------------------------------------------------------
Bona K. Allen,          1997    $65,625
Chief
Financial Officer
-----------------------------------------------------------------------------------


(1) Each of Messrs. Birdsall, McNulty and Allen was employed during fiscal year 1997 pursuant to an employment agreement with the Company. See "Employment Agreements and Other Compensation Arrangements" below.


(2) Forgiveness of indebtedness on director promissory note. See
    "Compensation of Directors" above.


EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS


WILLIAM M. BIRDSALL


         The Company's employment agreement with Mr. Birdsall dated February 1, 1997, provides for an initial three-year term through January 31, 2000, and is automatically renewed for a period of one year on each anniversary date of February 1 ("Anniversary Date") unless terminated for any reason by written notice from either party given to the other at least on hundred twenty (120) days prior to the next Anniversary Date or unless otherwise terminated pursuant to the terms of the agreement. The agreement vests Mr. Birdsall with full authority as Chairman of the Board and Chief Executive Officer of the Company and provides for an annual base salary of $108,000, subject to an annual increase to (i) $150,000 if the assets of the Company exceed $150,000,000, and (ii) $250,000 if the assets of the Company exceed $250,000,000. The agreement provides for payment of a performance bonus calculated pursuant to a formula based on the financial results achieved by the Company during any fiscal year. On January 1, 1998 the employment agreement with Mr. Birdsall was terminated and in connection therewith Mr. Birdsall resigned as Chairman of the Board and Chief Executive Officer of the Company effective April 1, 1998. Pursuant to such termination, the Company agreed (i) to pay Mr. Birdsall the sum of $4,500 per month for the period January 1, 1998 through June 30, 1998, and (ii) to forgive the remaining principal balance of his director note in the amount of $80,000. Mr. Birdsall continues to serve as an independent director of the Company.


MICHAEL S. MCNULTY


The Company's employment agreement with Mr. McNulty dated February 1, 1997, provides for an initial three-year term through January 31, 2000, and is automatically renewed for a period of one year on each anniversary date of February 1 ("Anniversary Date") unless terminated for any reason by written notice from either party given to the other at least on hundred twenty (120) days prior to the next Anniversary Date or unless otherwise terminated pursuant to the terms of the agreement. The agreement vests Mr. McNulty with full authority as President and Chief Operating Officer of the Company and provides for an annual base salary of $108,000, subject to annual increase to
(i) $150,000 if the assets of the Company exceed $150,000,000 and (ii) $250,000 if the assets of the Company exceed $250,000,000. The agreement also provides for payment of a performance bonus calculated pursuant to a formula based on the financial results achieved by the Company during any fiscal year.


BONA K. ALLEN


The Company's employment agreement with Mr. Allen dated February 1, 1997, provides for an initial three-year term through January 31, 2000, and is automatically renewed for a period of one year on each anniversary date of February 1 ("Anniversary Date") unless terminated for any reason by written notice from either party given to the other at least on hundred twenty (120) days prior to the next Anniversary Date or unless otherwise terminated pursuant to the terms of the agreement. The agreement vests Mr. Allen with full authority as Chief Financial Officer of the Company and provides for an annual base salary of $75,000, subject to annual increase to
(i) $112,500 if the assets of the Company exceed $150,000,000 and (ii) $150,000 if the assets of the Company exceed $250,000,000. The agreement also provides for payment of a performance bonus calculated pursuant to a formula based on the financial results achieved by the Company during any fiscal year.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


         The Compensation Committee of the Company consists of Don W. Cockroft, Charles R. Dunn, and Guy E. Hatfield, each of whom is a director and non-employee of the Company. No member of the Compensation Committee was an executive officer or employee of the Company or any of its subsidiaries at any time during, or prior to, fiscal year 1997.


SECTION 16-(a) COMPLIANCE


         Section 16-(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and change in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish the Company with copies of all Section 16-(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Forms 3, 4 or 5 were required for those persons, the Company believes that, from January 1, 1997 to December 31, 1997, all filing requirements applicable to its officers, directors, and greater than ten percent (10%) beneficial owners were timely met.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth, as of April 20, 1998, the beneficial ownership, as defined by regulations of the Securities and Exchange Commission (the "Commission"), of the Class A Common Stock (the "Common Stock") held by: (i) each person or group of persons known to the Company to beneficially own more than five percent (5%) of the outstanding shares of common stock; (ii) each director of the Company; (iii) each current executive officer of the Company named in the preceding Summary Compensation Table; and
(iv) all directors and executive officers as a group. The number of shares and percentage of ownership of Common Stock for each person assumes that shares of Class A Common Stock issuable upon exercise of stock warrants to such person (exclusive of others) exercisable within sixty (60) days from April 20, 1998 are outstanding. Said information is taken from or based upon ownership filings made by such persons with the Commission or upon information provided by such persons.


      NAME OF              AMOUNT AND NATURE OF        OWNERSHIP
BENEFICIAL OWNER (1)      BENEFICIAL OWNERSHIP (2)      PERCENT
--------------------      ------------------------      -------
Guy E. Hatfield                     (3)                  38.48%

Ian Gardner-Smith                   (4)                   7.05%

Mark Grosvenor                      (4)                   5.67%

Michael S. McNulty              44,399 (4)(5)             2.81%

William M. Birdsall                10,000                   *

Don W. Cockroft                    10,000                   *

Charles R. Dunn                    10,000                   *

All Directors and Officers
of the Company as a
Group (six persons,
including those named above)...    672,142                42.61%


* Less than one percent.

(1) The addresses of the more than five percent (5%) holders listed in the table are as follows:
    Ian Gardner-Smith, 1025 Prospect Street, Suite 350, La Jolla, California 92037; and Mark Grosvenor, 3145 Sports Arena Boulevard, San Diego, California 92110.


(2) A person is considered to "beneficially own" the shares over which such person holds or shares voting power or investment power or over which such person can acquire such power within sixty (60) days (for example, through the exercise of stock options, stock warrants or conversion of securities). Except as otherwise noted, each director and officer has sole voting and investment power with respect to the shares of Common Stock of the Company.


(3) Includes 1,106 shares held in an Individual Retirement Account with Sunwest Federal Credit Union for the benefit of Mr. Hatfield's wife, Dorothy Hatfield; 1,574 shares held in an Individual Retirement Account with Sunwest Federal Credit Union for the benefit of Mr. Hatfield; 425 shares held in trust by Mr. Hatfield, as trustee, for the benefit of Mr. Hatfield and his wife; and 240,000 shares held in the Hatfield Family Trust; 340 shares held by Sunwest Federal Credit Union for the benefit of Mr. Hatfield's son, Scott J. Hatfield; 50,000 shares held in the name of Mr. Hatfield's daughter, Julie E. King; and 298 shares held in the name of Scott S. Hatfield, of which Mr. Hatfield may be deemed the beneficial owner.


(4) Includes shares of Class A Common Stock which may be acquired within sixty (60) days of April 20, 1998 pursuant to the exercise of stock warrants as follows: Ian Gardner-Smith 102,908 shares; Donegal Partners, Ltd., a family limited partnership of which Mr. McNulty acts as General Partner, 11,959 shares; and Mark Grosvenor 30,083 shares. Also includes 11,960 shares issuable upon exercise of stock warrants to Blacor, Inc., of which Mr. McNulty is President and a director, and of which, Mr. McNulty disclaims beneficial ownership.


(5) Includes 9,554 shares of Class A Common Stock owned by Donegal Partners, Ltd., a family partnership of which Mr. McNulty acts as General Partner, 10,240 shares of Class A Common Stock owned by Blacor, Inc., of which Mr. McNulty serves as President and a director, 750 shares owned by MGB Partnership, and 686 shares owned by MSM Consulting, Inc., of which Mr. McNulty serves as President. Mr. McNulty disclaims beneficial ownership of Common Stock held by Blacor, Inc. and MGB Partnership.


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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
          FORM 8-K

     On March 31, 1998, the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Annual Report"). The Consolidated Statements of Cash Flows for the Twelve Months Ended December 31, 1997 and 1996 and the Nine Months Ended December 31, 1995 (the "Consolidated Statements of Cash Flow") filed as an exhibit to the Annual Report contained certain non-material, typographical errors as follows:

1. Nine Months Ended December 31, 1995: "Rent, Interest and other receivables - related party" $(35,324) was omitted.

2.   Twelve Months Ended December 31, 1997:   "Minority interest in
     Partnerships" incorrectly reflected $254,822 and is now deleted.

3. Twelve Months Ended December 31, 1997: "Cash paid during the period for interest" corrected from $1,271,482 to $1,921,127.

The Consolidated Balance Sheet as of December 31, 1996 and 1995 (the "Consolidated Balance Sheet") filed as an exhibit to the Annual Report contained certain non-material, typographical errors, as follows:

1.   As of December 31, 1997:  Total Assets corrected from $31,996,181 to
     $31,996,180

     The foregoing typographical errors are non-material to the financial disclosures otherwise contained in the financial statements previously filed by the Company as exhibits to the Annual Report. The corrected Consolidated Statements of Cash Flow and Consolidated Balance Sheet are filed as an exhibit to this Report on Form 10-K/A and should be read in accordance with the financial information previously provided in the Annual Report.

(a) The following documents are filed as part of this Form 10-K/A Annual Report:

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

Date:    April 30, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        Signature                  Title                   Date
        ---------                  -----                   ----

/s/ William M. Birdsall     Chairman of the Board      April 30, 1998
-------------------------
William M. Birdsall

/s/ Michael S. McNulty      President and Director     April 30, 1998
-------------------------
Michael S. McNulty

/s/ Bona K. Allen           Chief Financial and        April 30, 1998
-------------------------    Accounting Officer
Bona K. Allen

/s/ Don W. Cockroft               Director             April 30, 1998
-------------------------
Don W. Cockroft

/s/ Guy E. Hatfield               Director             April 30, 1998
-------------------------
Guy E. Hatfield

/s/ Charles R. Dunn               Director             April 30, 1998
-------------------------
Charles R. Dunn

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

COOPERS & LYBRAND, L.L.P.



Dallas, Texas
March 21, 1998

                               HOST FUNDING, INC.
                          CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------------------------------------------------------
                                                                                            December 31,   December 31,
                                                                                                1997          1996
-----------------------------------------------------------------------------------------------------------------------
                                 ASSETS
LAND, PROPERTY AND EQUIPMENT - AT COST:
   Building and improvements                                                                 $20,667,995   $12,644,239
   Furnishings and equipment                                                                   3,471,336     1,952,233
   Less accumulated depreciation                                                              (1,241,798)     (391,009)
                                                                                             -----------   -----------
                                                                                              22,897,533    14,205,463
   Land                                                                                        6,844,650     4,808,047
                                                                                             -----------   -----------

       Land, property and equipment - net                                                     29,742,183    19,013,510

CASH AND CASH EQUIVALENTS                                                                         48,867       218,693

RESTRICTED CASH                                                                                  557,758       128,952

RENT RECEIVABLE - CROSSROADS                                                                     115,328       223,160

DUE FROM RELATED PARTIES                                                                          19,942        30,390

LONG-TERM ADVANCES TO CROSSROADS                                                                 255,841       225,000

LOAN COMMITMENT FEES - NET                                                                       964,551       502,338

FRANCHISE FEES - NET                                                                             110,760        58,250

PREPAID AND OTHER ASSETS                                                                         180,950        35,282
                                                                                             -----------   -----------

       TOTAL                                                                                 $31,996,180   $20,435,575
                                                                                             -----------   -----------
                                                                                             -----------   -----------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
LONG-TERM DEBT                                                                               $25,036,346   $15,500,000

SHORT TERM DEBT                                                                                1,345,154

LONG-TERM LEASE DEPOSIT                                                                          300,000

ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES                                                   335,645        38,354

ACCRUED INTEREST                                                                                 196,053       114,886

ACCRUED PROPERTY TAXES                                                                           248,823        78,940
                                                                                             -----------   -----------

       Total liabilities                                                                      27,462,021    15,732,180
                                                                                             -----------   -----------

MINORITY INTEREST IN PARTNERSHIPS                                                                254,822

SHAREHOLDERS' EQUITY:
   Class A Common stock, $.01 par value; authorized 50,000,000 shares; issued and
     outstanding 1,535,868 shares and 1,234,049 shares at December 31, 1997 and                   16,258        12,340
      December 31, 1996
   Class B Common stock, $.01 par value; authorized 4,000,000 shares; issued and
     outstanding 0 shares and 140,000 shares at December 31, 1997 and December 31, 1996                          1,400
   Class C Common stock, $.01 par value; authorized 4,000,000 shares; issued and
     outstanding 0 shares and 140,000 shares at December 31, 1997 and December 31, 1996                          1,400
   Additional Paid in Capital                                                                  8,499,876     7,501,494
   Accumulated Deficit                                                                        (3,134,005)     (744,772)
   Less: Related party note receivable                                                                      (1,805,675)
   Less: Unearned directors' compensation                                                       (202,792)     (262,792)
                                                                                             -----------   -----------
                                                                                               5,179,337     4,703,395
   Less: Common stock in treasury at cost, 90,000 shares at December 31, 1997                   (900,000)
                                                                                             -----------   -----------
       Total shareholders' equity                                                              4,279,337     4,703,395
                                                                                             -----------   -----------
       TOTAL                                                                                 $31,996,180   $20,435,575
                                                                                             -----------   -----------
                                                                                             -----------   -----------

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

                              HOST FUNDING, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                  AND THE NINE MONTHS ENDED DECEMBER 31, 1995
-------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------------------------
                                                                                                           Nine Months
                                                                                                              Ended
                                                                            1997              1996      December 31, 1995
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
      Net income (loss)                                                 $ (1,025,514)     $   (149,276)    $ (28,217)
      Adjustments to reconcile net income to net cash:
          provided by operating activities
          Depreciation and amortization                                      861,031           289,098       111,099
          Deferred taxes                                                                                      (3,000)
          Amortization of loan fees                                          372,772           216,500
          Amortization of unearned directors' compensation                    54,000            37,208
          Minority interest in partnerships                                   12,592
      Changes in operating assets and liabilities:
          Rent receivable - Crossroads                                       107,832          (223,160)
          Rent, interest and other receivable - related party                 10,448             4,844       (35,234)
          Prepaid and other assets                                           (48,169)          (14,800)
          Notes Receivable: Directors                                          6,000
          Short term debt                                                  1,345,154
          Credit given on note receivable: related party                      31,397
          Payment of loan fees                                              (834,985)         (697,692)
          Accounts payable and accrued expenses                              548,341           191,217        40,963
                                                                        ------------      ------------     ---------
          Net cash (used in) provided by operating activities              1,440,899          (346,061)       85,611
                                                                        ------------      ------------     ---------
INVESTING ACTIVITIES:
      Acquisition of land, property and equipment                        (10,435,232)      (13,803,929)
      Restricted cash                                                       (428,806)         (128,952)
      Long-term advances to Crossroads                                       (30,841)         (225,000)
      Other assets                                                                             (20,482)
      Franchise fees                                                         (62,750)          (60,000)
                                                                        ------------      ------------     ---------
          Net cash used in investing activities                          (10,957,629)      (14,238,363)            0
                                                                        ------------      ------------     ---------
FINANCING ACTIVITIES:
      Proceeds from common stock issued in Stock Offering                                    4,500,000
      Stock issuance costs                                                                    (402,539)     (100,000)
      Cash portion of related party note receivable payment                  874,278
      Borrowings on long-term debt                                         9,682,645        15,500,000       120,000
      Payments on long-term debt                                            (146,300)       (4,230,565)     (105,111)
      Long-term lease deposit                                                300,000
      Distributions                                                       (1,363,719)         (564,279)
                                                                        ------------      ------------     ---------
          Net cash provided by financing activities                        9,346,904        14,802,617       (85,111)
                                                                        ------------      ------------     ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (169,826)          218,193           500

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             218,693               500
                                                                        ------------      ------------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $     48,867      $    218,693     $     500
                                                                        ------------      ------------     ---------
                                                                        ------------      ------------     ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION
      Cash paid during the period for interest                          $  1,921,127      $    610,408       281,498
                                                                        ------------      ------------     ---------
                                                                        ------------      ------------     ---------
      Common stock issued to independent directors
          Class A common stock                                          $                          300
          Additional paid in capital                                                           299,700
          Unearned directors' compensation                                                    (300,000)
                                                                        ------------      ------------
          Net non-cash investing activity                               $          0      $          0     $       0
                                                                        ------------      ------------     ---------
                                                                        ------------      ------------     ---------
          Common stock issued pursuant to Mission Bay
               Acquisition Agreement
               Land, property and equipment                             $                 $ (2,520,490)
               Class A common stock                                                              2,520
               Additional paid in capital                                                    2,517,970
                                                                        ------------      ------------
               Net non-cash investing activity                          $          0      $          0     $       0
                                                                        ------------      ------------     ---------
                                                                        ------------      ------------     ---------
                                                                                                         (Continued)

                               HOST FUNDING, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                  AND THE NINE MONTHS ENDED DECEMBER 31, 1995

---------------------------------------------------------------------------------------------------------------------------
                                                                                                           Nine Months
                                                                                                              Ended
                                                                            1997              1996      December 31, 1995
---------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (Continued)
      Non-cash investing activities:
          Common stock issued to partners of AAG:
               Class A common stock                                                              4,099
               Class B common stock                                                              1,400
               Class C common stock                                                              1,400
               Additional paid in capital                                                       (6,899)
                                                                        ------------      ------------      ------------
               Net non cash investing activity                          $          0      $          0      $          0
                                                                        ------------      ------------      ------------
                                                                        ------------      ------------      ------------
          Reclass of deferred income taxes and stock issuance
          cost costs due to Stock Offering
               Deferred income taxes                                    $                 $   (163,000)
               Additional paid in capital                                                      (64,943)
               Retained Earnings                                                               227,943
                                                                        ------------      ------------      ------------
               Net non-cash investing activity                          $          0      $          0      $          0
                                                                        ------------      ------------      ------------
                                                                        ------------      ------------      ------------
          Common stock issued for Acquired Properties
          Acquisition Fee
               Additional paid in capital                               $    151,840      $    338,205
               Class A Common Stock                                              160               420
               Land, property and equipment                                 (152,000)         (338,625)
                                                                        ------------      ------------      ------------
               Net non-cash investing activity                          $          0      $          0      $          0
                                                                        ------------      ------------      ------------
                                                                        ------------      ------------      ------------
          Conversion of Class C common stock
          to Class A common stock
               Class A common stock                                     $      1,400      $
               Class C common stock                                           (1,400)
                                                                        ------------      ------------      ------------
               Net non-cash investing activity                          $          0      $          0      $          0
                                                                        ------------      ------------      ------------
                                                                        ------------      ------------      ------------
          Conversion of Class B common stock
          to Class A common stock
               Class A common stock                                     $      1,400      $
               Class B common stock                                           (1,400)
                                                                        ------------      ------------      ------------
               Net non-cash investing activity                          $          0      $          0      $          0
                                                                        ------------      ------------      ------------
                                                                        ------------      ------------      ------------
          Receipt of Class A common stock in partial
          payment of related party note receivable
               Class A common stock held in treasury (at cost)          $    900,000      $
               Related party note receivable                                (900,000)
                                                                        ------------      ------------      ------------
               Net non-cash investing activity                          $          0      $          0      $          0
                                                                        ------------      ------------      ------------
                                                                        ------------      ------------      ------------
          Common stock issued and contributed to Bachost, L.L.C.
          to purchase the Country Hearth Inns
               Class A common stock                                     $        808      $
               Additional paid in capital                                    749,192
               Land, property and equipment                                 (750,000)
                                                                        ------------      ------------      ------------
               Net non-cash investing activity                          $          0      $          0      $          0
                                                                        ------------      ------------      ------------
                                                                        ------------      ------------      ------------
          Common stock issued as deposit for legal fees
               Class A common                                           $     97,500      $
               Deposits                                                      (97,500)
                                                                        ------------      ------------      ------------
               Net non-cash investing activity                          $          0      $          0      $          0
                                                                        ------------      ------------      ------------
                                                                        ------------      ------------      ------------
          Contribution of net assets and liabilities for common
          stock and accumulated deficit
               Land, property and equipment                             $                 $                 $  2,741,477
               Loan commitment fees                                                                               28,582
               Related party note receivable                                                                   1,805,675
               Long term debt                                                                                 (4,215,676)
                                                                        ------------      ------------      ------------
                                                                        $          0      $          0      $    360,057
                                                                        ------------      ------------      ------------
          Less: Liabilities and accumulated deficit resulting
          from the contribution of net assets and liabilities
               Accounts payable stock issuance costs                    $                  $                $   (500,000)
               Reduction in accounts payable stock issuance costs                                                 75,000
               Deferred income taxes                                                                            (166,000)
               Accumulated deficit                                                                               305,943
               Reduction in stock issuance costs                                                                 (75,000)
                                                                        ------------      ------------      ------------
                                                                        $          0      $          0      $   (360,057)
                                                                        ------------      ------------      ------------
                                                                        $          0      $          0      $          0
                                                                        ------------      ------------      ------------
                                                                        ------------      ------------      ------------

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


         FIVE YEAR DEBT MATURITY SCHEDULE:

         Aggregate principal payments under long-term and short-term debt for the next five (5) calendar years ended December 31 are as follows:

                      1998              $ 1,626,818
                      1999                9,035,147
                      2000                  341,510
                      2001                  376,046
                      2002                  414,075
                      Thereafter         14,587,904
                                        -----------
                        TOTAL           $26,381,500

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


         ENGAGED SOUTHWEST SECURITIES AS A FINANCIAL ADVISER

         The Company has retained Southwest Securities, Inc.'s Real Estate Investment Banking Group as Financial Advisor to assist in evaluation of various financial proposals on behalf of its shareholders. The Company has entered into preliminary discussions with several entities in regards to strategic alliance opportunities, including contribution of properties and issuance of additional equity securities to provide funds for additional acquisitions. As Financial Advisor, Southwest Securities will analyze each proposal in the process of preparing a valuation matrix on behalf of the Board of Directors for review and analysis.

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