Form 10-Q
period 1998-03-31
HOST FUNDING INC
filed 1998-05-15
CIK 945980

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended
     March 31, 1998                          Commission file number 1-14280
     --------------                          ------------------------------

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)



                                 HOST FUNDING, INC.
               ------------------------------------------------------
               (Exact name of Registrant as specified in its charter)

           Maryland                                     52-1907962
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

6116 N. Central Expressway, Suite 1313, Dallas, TX            75206
--------------------------------------------------            -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (214) 750-0760
                                                          --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                         -----       -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Registrant's Class A Common Stock was 1,553,557 as of April 30, 1998.

                                 TABLE OF CONTENTS

Item Number                                                         Page
-----------                                                         ----
                                       PART I
1.             Financial Statements                                   3
               Notes to Financial Statements                          9

2.             Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   12

3.             Quantitative and Qualitative Disclosures
               About Market Risk                                     15

                                      PART II

1.             Legal Proceedings                                     15

2.             Changes in Securities                                 15

3.             Defaults Upon Senior Securities                       15

4.             Submission of Matters to a Vote of Security Holders   15

5.             Other Information                                     15

6.             Exhibits and Reports on Form 8-K                      15

                           PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                     HOST FUNDING, INC.
                                 CONSOLIDATED BALANCE SHEET
                                         (UNAUDITED)

------------------------------------------------------------------------------------------------------
                                                                    March 31,            December 31,
                                                                      1998                   1997
------------------------------------------------------------------------------------------------------
                                            ASSETS
LAND, PROPERTY AND EQUIPMENT - AT COST:
    Building and improvements                                      $20,868,436            $20,667,995
    Furnishings and equipment                                        3,510,775              3,471,336
    Less accumulated depreciation                                   (1,504,084)            (1,241,798)
                                                                   -----------            -----------
                                                                    22,875,127             22,897,533
    Land                                                             6,845,711              6,844,650
                                                                   -----------            -----------
            Land, property and equipment - net                      29,720,838             29,742,183
CASH AND CASH EQUIVALENTS                                                5,197                 48,867
RESTRICTED CASH                                                        625,934                557,758
RENT RECEIVABLE - CROSSROADS                                           166,171                115,328
DUE FROM RELATED PARTIES                                                21,769                 19,942
LONG-TERM ADVANCES TO CROSSROADS                                       238,317                255,841
LOAN COMMITMENT FEES - NET                                             891,003                964,551
FRANCHISE FEES - NET                                                   107,985                110,760
PREPAID AND OTHER ASSETS                                               169,787                180,950
                                                                   -----------            -----------
            TOTAL                                                  $31,947,001            $31,996,180
                                                                   -----------            -----------
                                                                   -----------            -----------

                                LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
LONG-TERM DEBT                                                     $24,963,055            $25,036,346
SHORT TERM DEBT                                                      1,345,154              1,345,154
LONG-TERM LEASE DEPOSIT                                                300,000                300,000
ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES                         570,354                335,645
ACCRUED INTEREST                                                       228,164                196,053
ACCRUED PROPERTY TAXES                                                 237,332                248,823
                                                                   -----------            -----------
            Total liabilities                                       27,644,059             27,462,021
                                                                   -----------            -----------
MINORITY INTEREST IN PARTNERSHIPS                                      251,983                254,822
SHAREHOLDERS' EQUITY:
    Class A Common stock, $.01 par value; authorized
        50,000,000 shares; issued and outstanding
        1,553,557 shares and 1,535,868 shares at
        March 31, 1998 and December 31, 1997                            16,435                 16,258
    Additional Paid in Capital                                       8,615,925              8,499,876
    Accumulated Deficit                                             (3,492,109)            (3,134,005)
    Less: Unearned directors' compensation                            (189,292)              (202,792)
                                                                   -----------            -----------
                                                                     4,950,959              5,179,337
    Less: Common stock in treasury at cost, 90,000
        shares at March 31, 1998                                      (900,000)              (900,000)
                                                                   -----------            -----------
            Total shareholders' equity                               4,050,959              4,279,337
                                                                   -----------            -----------
            TOTAL                                                  $31,947,001            $31,996,180
                                                                   -----------            -----------
                                                                   -----------            -----------

         The accompanying notes are an integral part of the consolidated financial statements.
------------------------------------------------------------------------------------------------------

                                               -4-

                                HOST FUNDING, INC

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                           1998           1997
                                                       ----------------------------
REVENUES:
  Lease revenue - related party
  Lease revenue - Crossroads                           $  910,003     $  749,157
  Interest income - related parties                             0         59,420
  Interest income & Other income                            5,159          1,008
                                                       ----------------------------
    Total revenue                                         915,162        809,585
                                                       ----------------------------
EXPENSES:
  Interest expense (including amortization of
   loan costs)                                            703,442        519,149
  Depreciation and amortization                           265,061        177,401
  Administrative expenses - related party
  Administrative expenses - other                         212,074        274,316
  Advisory fees - related party                                            2,500
  Property taxes                                           82,884         61,585
  Minority Interest in Partnerships                        (3,695)
  Amortization of unearned directors' compensation         13,500         13,500
                                                       ----------------------------
    Total expenses                                      1,273,266      1,048,451
                                                       ----------------------------
  LOSS BEFORE INCOME TAXES                               (358,104)      (238,866)
  PROVISION (BENEFIT) FOR INCOME TAXES
                                                       ----------------------------
NET LOSS                                               $ (358,104)    $ (238,866)
                                                       ----------------------------
                                                       ----------------------------
BASIC AND DILUTED NET LOSS PER SHARE                   $    (0.23)    $    (0.16)
                                                       ----------------------------
                                                       ----------------------------
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
 COMMON SHARES OUTSTANDING                              1,552,171      1,514,049
                                                       ----------------------------
                                                       ----------------------------

                The accompanying notes are an integral part
                 of the consolidated financial statements.

                              HOST FUNDING, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  UNAUDITED
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                     Class A     Additional
                                      Common       Paid in     Accumulated
                                      Stock        Capital       Deficit
-------------------------------------------------------------------------------
BALANCE, December 31, 1997           $16,258     $8,499,876   $(3,134,005)
AMORTIZATION OF UNEARNED DIRECTORS
 COMPENSATION
COMMON STOCK ISSUED FOR ACQUIRED
 PROPERTIES ACQUISITION FEE              175        114,925
COMMON STOCK ISSUED AS COMPENSATION
 TO EMPLOYEE                               2          1,124
NET LOSS                                                         (358,104)
                                     -------     ----------   -----------
BALANCE, March 31, 1998              $16,435     $8,615,925   $(3,492,109)
                                     -------     ----------   -----------
                                     -------     ----------   -----------

--------------------------------------------------------------------------------
                                        Unearned                      Total
                                        Directors'    Treasury    Shareholders'
                                       Compensaton     Stock     Equity(Deficit)
--------------------------------------------------------------------------------
BALANCE, December 31, 1997              $(202,792)   $(900,000)    $4,279,337
AMORTIZATION OF UNEARNED DIRECTORS
 COMPENSATION                              13,500                      13,500
COMMON STOCK ISSUED FOR ACQUIRED
 PROPERTIES ACQUISITION FEE                                           115,100
COMMON STOCK ISSUED AS COMPENSATION
 TO EMPLOYEE                                                            1,126
NET LOSS                                                             (358,104)
                                        ---------    ---------     ----------
BALANCE, March 31, 1998                 $(189,292)   $(900,000)    $4,050,959
                                        ---------    ---------     ----------
                                        ---------    ---------     ----------

                The accompanying notes are an integral part
                 of the consolidated financial statements.

                              HOST FUNDING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (UNAUDITED)

                                                            1998           1997
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss)                                      $(358,104)    $  (238,866)
  Adjustments to reconcile net income to net cash:
    provided by operating activities
    Depreciation and amortization                          265,061         177,401
    Amortization of loan fees                               74,197         151,513
    Amortization of unearned directors' compensation        13,500          13,500
    Stock issued as compensation                             1,125
    Minority interest in Partnerships                       (2,839)
  Changes in operating assets and liabilities:
    Rent receivable - Crossroads                           (50,843)       (186,972)
    Rent, interest and other receivable - related party     (1,827)        (11,296)
    Prepaid and other assets                                11,163          27,362
    Accounts payable and accrued expenses                  255,330          44,772
                                                         ---------     -----------
  Net cash (used in) provided by operating activities      206,763         (22,586)
                                                         ---------     -----------
INVESTING ACTIVITIES:
  Acquisition of land, property and equipment             (125,840)     (5,140,600)
  Restricted cash                                          (68,176)       (165,136)
  Long-term advances to Crossroads                          17,524          (7,855)
  Franchise fees                                               -           (21,000)
                                                         ---------     -----------
    Net cash used in investing activities                 (176,492)     (5,334,591)
                                                         ---------     -----------
FINANCING ACTIVITIES:
  Payment of loan fees                                        (650)       (787,152)
  Borrowings on long-term debt                                           6,225,000
  Payments on long-term debt                               (73,291)
  Long-term lease deposit                                                  300,000
  Distributions                                                           (329,771)
                                                         ---------     -----------
    Net cash provided by (used in) financing
     activities                                            (73,941)      5,408,077
                                                         ---------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                    (43,670)         50,900

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            48,867         218,693
                                                         ---------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   5,197     $   269,593
                                                         ---------     -----------
                                                         ---------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
   Cash paid during the period for interest              $ 597,132     $   382,042
                                                         ---------     -----------
                                                         ---------     -----------

                                (Continued)

                              HOST FUNDING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (UNAUDITED)

                                                            1998           1997
---------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION (Continued)
  Common stock issued for Acquired Properties
   Acquisition Fee
    Additional paid in capital                           $ 114,925     $   151,840
    Class A Common Stock                                       175             160
    Land, property and equipment                          (115,100)       (152,000)
                                                         ---------     -----------
    Net non-cash investing activity                      $       0     $         0
                                                         ---------     -----------
                                                         ---------     -----------
  Conversion of Class C common stock
   to Class A common stock
    Class A common stock                                 $             $     1,400
    Class C common stock                                                    (1,400)
                                                         ---------     -----------
    Net non-cash investing activity                      $       0     $         0
                                                         ---------     -----------
                                                         ---------     -----------
  Common stock issued as compensation
    Class A common                                       $       2     $
    Additional paid in captial                               1,123
    Salary expense                                          (1,125)
                                                         ---------     -----------
    Net non-cash investing activity                      $       0     $         0
                                                         ---------     -----------
                                                         ---------     -----------

                The accompanying notes are an integral part
                 of the consolidated financial statements.

                                    -8-                            (Concluded)

 1.   ORGANIZATION AND BASIS OF PRESENTATION.

      The accompanying unaudited consolidated financial statements of Host Funding, Inc., a Maryland corporation (the "Registrant" or the "Company"), include the accounts of the Company and its consolidated subsidiaries. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and should be read in accordance therewith. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

 2.   NET INCOME (LOSS) PER SHARE.

      Net Income or Loss per share for the three months ended March 31 1998, and 1997 is computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is immaterial.

      The Company adopted Statement of Financial Standards No. 128 ("SFAS 128"), Earnings per Share ("EPS"), beginning with the Company's fourth quarter of 1997. SFAS 128 requires basic EPS to be computed by dividing income available to common stockholders by weighted-average number of common shares outstanding for the period and diluted EPS to reflect dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All prior period EPS data is required to be restated to conform to the provision of this statement. There is no difference between basic and diluted EPS; therefore, no restatement of prior periods nor reconciliation of these amounts is needed.

 3.   COMMITMENTS AND CONTINGENCIES.

      REIT STATUS

      The Company, as a requirement under the Internal Revenue Code (the "Code") to elect REIT status, must have no more than five (5) shareholders, who own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding of the Company. The Company has not satisfied this requirement and therefore, has not elected to qualify as a REIT during the 1997 tax year and currently is subject to the corporate tax provisions. However, the Company is in a net operating loss position, and has a net deferred tax asset under SFAS 109, Accounting for Income Taxes, that has been fully reserved. The Company's decision not to elect
      REIT qualification will not adversely affect the stockholders of the Company in that the Company had no taxable income for the 1997.

     CONTRACTS TO PURCHASE PROPERTIES

      The Company has entered into contracts to purchase two properties along the West Coast of Florida for an approximate aggregate price of $14 million. The properties are located in Clearwater and Port Richey and contain an aggregate of 258 rooms. Closing is anticipated early in the third quarter, 1998, subject to customary due diligence conditions. The Company is currently negotiating with Buckhead
      America Corporation, a publicly traded corporation ("Buckhead"), to lease and manage both properties. Southwest Securities of Dallas, Texas is assisting the Company in procuring financing of these transactions.

      FRANCHISE AGREEMENTS

      Host Funding has been granted franchise license agreements relating to the Super 8 Motels, Sleep Inns, and Country Hearth Inns for terms expiring in 2005, 2011, and 2012, respectively. Pursuant to the terms of the agreements, the Company is required to pay royalty fees and advertising fees of 5% to 4% and 3% to 1.3%, respectively, reservation fees due under the Sleep Inn agreements of 1.75% of gross room revenue, and reservation fees due under the Country Hearth agreements of 1% of gross room revenues plus $1.00 per each room night generated by the Country Hearth reservation system. Pursuant to the lease agreements for each of the hotel properties owned by the Company, the responsibility for payment of the fees on the Sleep Inns and the Super 8 Motels has been assigned to Crossroads Hospitality Tenant Company, LLC, as lessee ("Crossroads"). Likewise, the responsibility for payment of the fees on the Country Hearth Inns has been assigned to Buckhead America Corporation as lessee of the Country Hearth Inns.


      WARRANTS

      The Company has issued and outstanding two series of warrants designated "Series A Warrants" and "Series B Warrants". The Series A Warrants provide warrants to purchase 225,000 shares of Host Funding's Class A Common Stock, $0.01 par value per share, at $9.90 per share, and expire on February 2, 2000. The Series B Warrants provide warrants to purchase 225,000 shares of the Company's Class A Common Stock, $0.01 par value per share, at $10.80 per share, and expire on February 2, 2001. There are additional provisions in the Series A Warrants and the Series B Warrants that allow pari passu treatment upon recapitalization of the Company. In addition, the

      Series B Warrants include certain restrictions prohibiting exercise of the warrants if the Company gives notice of a potential public offering of the securities of the Company under certain terms and conditions. The prohibition against exercise terminates on the earlier to occur of (i) sixty days after the effective date of the public offering or (ii) February 2, 1999. On August 29, 1997, the Company gave notice to the holders of the Series B Warrants of a possible public offering thereby imposing the foregoing restrictions on exercise of the Series B Warrants.

 4.   SUBSEQUENT EVENTS.

      LOAN FROM BLACOR, INC.

      On April 13, 1998 Blacor, Inc. ("Blacor"), an affiliate of Michael S. McNulty, President of the Company, loaned the Company $28,000. The Company executed and delivered to Blacor a promissory note with all outstanding principal and accrued interest payable (at 12%) no later than May 15, 1998. $18,000 in principal was unpaid as of May 1, 1998.

      MODIFICATION AND EXTENSION OF NOTES PAYABLE

      In October, 1997, B-H Findlay L.P. ("Findlay") entered into a note payable (the "Findlay Note") to the sellers of the Country Hearth Inn in Findlay, Ohio (the "Findlay Country Hearth Inn") and B-H Auburn L.P. ("Auburn") entered into a note payable (the "Auburn Note") to the sellers of the Country Hearth Inn located in Auburn, Indiana (the "Auburn Country Hearth Inn"). The Auburn Note and the Findlay Note are herein referred to collectively as the "Country Hearth Notes". The sellers of the Findlay Country Hearth Inn and the Auburn Country Hearth Inn are herein referred to as the "Sellers". The Company is the beneficial owner of 81% of both Findlay and Auburn, and previously executed corporate guarantees pursuant to which the Company guarantees the performance of Findlay and Auburn under the Country Hearth Notes. The Country Hearth Notes provide that all outstanding principal and interest were due and payable on April 1, 1998.

      Effective as of April 1, 1998, Findlay, Auburn, the Company, and the Sellers entered into agreements (the "Modification Agreements") whereby the payments due under the Country Hearth Notes were extended beyond April 1, 1998. Pursuant to the Modification Agreements, the Company paid the accrued interest on each of the Country Hearth Notes in the aggregate approximate amount of $27,000. Also the Modification Agreements provide that interest on each of the Country Hearth Notes is due and payable monthly with the entire principal balance of approximately $651,111 due under the Findlay Note and $175,000 of the outstanding principal balance due under the Auburn Note being due and payable May 15, 1998. The remaining balance of approximately $476,111 due under the Auburn Note is due on July 31, 1998.

      TERMINATION OF CROSSROADS AS LESSEE; LETTER OF INTENT TO SELL LEASING/MANAGEMENT RIGHTS TO BUCKHEAD

      The Company has agreed in principle with Crossroads to terminate, during the second quarter of 1998, all of the lease agreements, including the Master Agreements, relating to Company hotels leased by Crossroads. In addition, the Company has entered into a letter of intent with Buckhead whereby, upon termination of the lease agreements with Crossroads, the Company and Buckhead will enter into new lease agreements or management agreements with respect to all of the Company hotels currently leased to Crossroads. The Company anticipates that the new lease agreements will contain substantially the same terms as the current lease agreements with Crossroads. Buckhead will pay the Company cash and restricted Buckhead stock for the right to lease or manage the Company hotels previously leased by Crossroads.

      ADDITIONAL FINANCING

      The Company and Credit Suisse First Boston Capital LLC ("First Boston") have consummated loan agreements in which First
      Boston refinanced the $8,725,000 loan outstanding and owed by Host Ventures, Inc. to First Boston; satisfied by a long-term loan facility with a principal amount of $9.075 million, a term of ten (10) years (20-year amortization) and annual interest rate of approximately 7.8%. Additionally, First Boston provided a loan facility in the amount of $875,000 with a five (5) year term and interest paid monthly at an annual rate of LIBOR plus 550 basis points. As Security for the loan, the Company pledged all of the issued and outstanding shares of the common stock of Host Ventures, Inc. owned by the Company.

Item 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

            The Company currently owns 12 properties, all of which are subject to percentage leases (the "Percentage Leases") pursuant to which Crossroads Hospitality Tenant Company, L.L.C. ("Crossroads") is responsible for management and operation of 10 properties and Buckhead America Corporation ("Buckhead") is responsible for 2 properties. The Company has entered into agreements in principle with Buckhead and Crossroads whereby the Company will terminate the Percentage Leases between Crossroads and the Company (the "Crossroads Leases") and will enter into new leases with Buckhead (the "New Buckhead Leases"). The New Buckhead Leases will contain substantially the same provisions as the Crossroads Leases.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997:

            The Company acquired four hotel properties on April 1, 1995 (the "Initial Hotels"), one property on April 1, 1996 (the "Mission Bay Hotel"), four properties on September 13, 1996 (the "Sleep Inn Properties"), one property on March 14, 1997 (the "Flagstaff Property"), and two properties on October 21, 1997 (the "Country Hearth Inns"). Collectively, the twelve properties owned by the Company are herein referred to as the "Company Properties".

            Occupancy and average room rates of 52.4% and $52.97 for the Company Properties for the three months ended March 31, 1998 resulted in total sales of approximately $2,309,000 and generated lease revenues of approximately
$910,000. Occupancy and average room rates of 63.5% and $46.98 for the Initial Hotels, the Mission Bay Hotel, and the Sleep Inn Properties for the three months ended March 31, 1997 and 89.37% and $52.87 for the Flagstaff property for the period from March 14 to March 31, 1997 resulted in total sales of approximately $1,930,000 which generated lease revenues of approximately $749,000.

            The increase in Interest Expense (including amortization of loan costs) to approximately $703,000 for the three months ended March 31, 1998 from $519,000 in 1997 results from debt associated with property acquisitions over these periods. The 1998 and 1997 amounts include approximately $74,000 and $151,000 in loan fees.

            The increase in Depreciation and amortization results from acquisition of the Company Properties over the three years. The Company Properties are recorded at cost and depreciated over the useful lives. Franchise fees totaling approximately $3,000 are included in Depreciation and Amortization.

            Administrative expenses - other totaled approximately $212,000 and $274,000 for the three months ended March 31, 1998 and 1997 including salary and benefit costs of $77,000 and $56,000, audit and accounting fees of $19,000 and $28,000, contract labor of $11,000 and $0, rent of $3,000 and $0, fees to the American Stock Exchange of $7,000 and $0, fees to the stock transfer agent of $15,500 and $23,000, filing and printing costs of $10,000 and $0, relinquished project costs of $33,000 and $0, legal fees of $11,000 and $60,000, travel costs of $2,000 and $37,000, and other costs of $23,500 and $46,000.

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

            The Company intends to make additional investments in hotel properties and may incur indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company will invest in additional hotel properties only as suitable opportunities arise, and the Company will not undertake investments unless adequate sources of financing are available. Based upon potential REIT distribution requirements, the Company expects that future investments in hotel properties will be financed, in whole or in part, with common stock, proceeds from additional issuances of common stock in the form of future public offerings or private placements, or from the issuance of other debt or equity securities. The Company in the future may seek to obtain a line of credit or a permanent credit facility, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with its charter restrictions. Any debt incurred or issued by the Company may be secured or unsecured, long-term or short-term, charge a fixed or variable interest rate and may be subject to such other terms as the Board of Directors of the Company deems prudent.

INFLATION

            Operators of hotels, in general, possess the ability to adjust room rates quickly. Competitive pressures may, however, limit the ability of the lessee to raise room rates in the face of inflation.

SEASONALITY

            Hotel operations are generally seasonal in nature based upon geographic locations. This seasonality can be expected to cause fluctuations in the Company's quarterly lease revenue to the extent that it receives percentage rent. To the extent that cash flow form operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize other cash on hand or borrowings to make distributions to its shareholders. No assurance can be given, however, that the Company will make distributions in the future.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            Not applicable.

                             PART II-OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

            None.

Item 2.  CHANGES IN SECURITIES.

            In January the Company issued 17,539 shares of Class A Common Stock to HMR Capital, LLC ("HMR") pursuant to the Post Formation Acquisition Agreement, as amended (the "Acquisition Agreement") between the Company and HMR. The shares issued to HMR are restricted securities under the Securities Act of 1933, and subject to the resale provisions of Rule 144 promulgated under the Act.

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

27              Financial Data Schedule.

(b)      Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacity as the Registrant's President and Chief Executive Officer and Chief Financial and Accounting Officer, respectively.

Dated: May 14, 1998                  HOST FUNDING, INC.


                                     /s/ Michael S. McNulty
                                     -----------------------------------------
                                     By: Michael S. McNulty
                                     Its:  President and Chief Executive Officer


                                     /s/ Bona K. Allen
                                     -----------------------------------------
                                     By: Bona K. Allen
                                     Its: Chief Financial and Accounting Officer