Form 10-Q
period 1998-06-30
HOST FUNDING INC
filed 1998-08-14
CIK 945980

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended
        June 30, 1998                         Commission file number 1-14280
        --------------                        ------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                               HOST FUNDING, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Maryland                                    52-1907962
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

6116 N. Central Expressway, Suite 1313, Dallas, TX                   75206
---------------------------------------------------             --------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code              (214) 750-0760
                                                                --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----     -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Registrant's Class A Common Stock was 1,615,769 as of August 10, 1998.

                               TABLE OF CONTENTS

Item Number                                                             Page
-----------                                                             ----
                                     PART I

1.      Financial Statements                                              3
        Notes to Financial Statements                                     9

2.      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               14

3.      Quantitative and Qualitative Disclosures                          18
        About Market Risk


                                     PART II

1.      Legal Proceedings                                                 18

2.      Changes in Securities                                             18

3.      Defaults Upon Senior Securities                                   18

4.      Submission of Matters to a Vote of Security Holders               18

5.      Other Information                                                 19

6.      Exhibits and Reports on Form 8-K                                  19

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                               HOST FUNDING, INC.
                           CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------
                                                                June 30,      December 31,
                                                                  1998            1997
-------------------------------------------------------------------------------------------
                          ASSETS                               (Unaudited)
                          ------
LAND, PROPERTY AND EQUIPMENT - AT COST:
  Building and improvements                                   $ 20,946,571    $ 20,667,995
  Furnishings and equipment                                      3,600,795       3,471,336
  Less accumulated depreciation                                 (1,766,370)     (1,241,798)
                                                              ------------    ------------
                                                                22,780,996      22,897,533
  Land                                                           6,842,734       6,844,650
                                                              ------------    ------------
      Land, property and equipment - net                        29,623,730      29,742,183

CASH AND CASH EQUIVALENTS                                           31,674          48,867

RESTRICTED CASH                                                    874,777         557,758

RESTRICTED INVESTMENTS                                             288,000               -

RENT RECEIVABLE                                                    261,079         115,328

NOTES AND OTHER RECEIVABLES, SALE OF LEASE RIGHTS                  800,000               -

DUE FROM RELATED PARTIES                                            22,886          19,942

LONG-TERM ADVANCES TO LESSEES                                      110,090         255,841

LOAN COMMITMENT FEES                                             1,127,322         964,551

FRANCHISE FEES - NET                                               105,209         110,760

PREPAID AND OTHER ASSETS                                           155,307         180,950
                                                              ------------    ------------
      TOTAL                                                   $ 33,400,074    $ 31,996,180
                                                              ------------    ------------
                                                              ------------    ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES:
LONG-TERM DEBT                                                $ 26,049,815    $ 25,036,346

SHORT TERM DEBT                                                    918,932       1,345,154

LONG-TERM LEASE DEPOSIT                                            588,000         300,000

ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES                     424,201         335,645

ACCRUED INTEREST                                                   197,862         196,053

ACCRUED PROPERTY TAXES                                             207,873         248,823
                                                              ------------    ------------
            Total liabilities                                   28,386,683      27,462,021
                                                              ------------    ------------
MINORITY INTEREST IN PARTNERSHIPS                                  250,631         254,822
DEFERRED INCOME                                                    170,683               -

SHAREHOLDERS' EQUITY:
  Class A Common stock, $.01 par value; authorized
    50,000,000 shares; issued and outstanding 1,615,769
    shares and 1,535,868 shares at June 30, 1998 and
    December 31, 1997                                               17,057          16,258
  Additional Paid in Capital                                     8,903,303       8,499,876
  Accumulated Deficit                                           (3,258,491)     (3,134,005)
  Less: Unearned directors' compensation                          (169,792)       (202,792)
                                                              ------------    ------------
                                                                 5,492,077       5,179,337
  Less: Class B Common stock in treasury at cost, 90,000
    shares at June 30, 1998                                       (900,000)       (900,000)
                                                              ------------    ------------
      Total shareholders' equity                                 4,592,077       4,279,337
                                                              ------------    ------------
      TOTAL                                                   $ 33,400,074    $ 31,996,180
                                                              ------------    ------------
                                                              ------------    ------------

                         The accompanying notes are an integral part of
                               the consolidated financial statements.


                                             HOST FUNDING, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                            FOR THE THREE MONTHS ENDED JUNE 30, 1998, AND 1997
                                                (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                                1998          1997          1998          1997
                                                            -------------------------   -------------------------
REVENUES:
  Lease revenue - related party                             $                           $
  Lease revenue - Lessees                                       867,208       989,208     1,777,211     1,738,365
  Interest income - related parties                                   -        60,528             -       118,840
  Interest income & Other income                                  8,903        15,576        14,062        17,195
                                                            -----------   -----------   -----------   -----------
      Total revenue                                             876,110     1,065,312     1,791,272     1,874,400
                                                            -----------   -----------   -----------   -----------

EXPENSES:
  Interest expense (including amortization of loan costs)       670,931       586,673     1,374,372     1,105,821
  Depreciation and amortization                                 265,061       204,131       530,122       381,531
  Administrative expenses - other                               270,463       244,337       481,668       518,157
  Advisory fees - related party                                       -             -             -         2,500
  Property taxes                                                 85,394        72,397       168,279       133,982
  Minority Interest in Partnerships                              (1,365)            -        (4,191)            -
  Amortization of unearned directors' compensation               13,500        13,500        27,000        27,000
                                                            -----------   -----------   -----------   -----------
      Total expenses                                          1,303,983     1,121,038     2,577,249     2,168,991
                                                            -----------   -----------   -----------   -----------
  LOSS BEFORE INCOME TAXES, VALUATION RESERVE,
    AND EXTRAORDINARY ITEM                                     (427,873)      (55,726)     (785,977)     (294,591)

  Estimated loss related to property sale                             -       (50,000)            -       (50,000)
  Extraordinary item: sale of leasing rights                    661,491             -       661,491             -
                                                            -----------   -----------   -----------   -----------
NET INCOME (LOSS)                                           $   233,618      (105,726)  $  (124,486)     (344,591)
                                                            -----------   -----------   -----------   -----------
                                                            -----------   -----------   -----------   -----------
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE               $      0.15         (0.07)  $     (0.08)        (0.23)
                                                            -----------   -----------   -----------   -----------
                                                            -----------   -----------   -----------   -----------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                   1,554,243     1,522,042     1,554,243     1,518,067
                                                            -----------   -----------   -----------   -----------
                                                            -----------   -----------   -----------   -----------


                  The accompanying notes are an integral part of
                       the consolidated financial statements.

                            HOST FUNDING, INC.

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                UNAUDITED

---------------------------------------------------------------------------------------------------------------
                                                                                                     Retained
                                                        Class A   Class B  Class C   Additional      Earnings
                                                         Common    Common   Common     Paid in     (Accumulated
                                                         Stock     Stock    Stock      Capital       Deficit)
---------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997                              $16,258     $ 0      $ 0     $8,499,876    $(3,134,005)

AMORTIZATION OF UNEARNED DIRECTORS COMPENSATION

COMMON STOCK ISSUED FOR ACQUIRED
  PROPERTIES ACQUISITION FEE                                175                         114,925

COMMON STOCK ISSUED AS COMPENSATION TO EMPLOYEE               2                           1,124

NET LOSS                                                                                              (358,104)
                                                        -------     ---      ---     ----------    -----------
BALANCE, March 31, 1998                                 $16,435     $ 0      $ 0     $8,615,925    $(3,492,109)
                                                        -------     ---      ---     ----------    -----------
                                                        -------     ---      ---     ----------    -----------
COMMON STOCK ISSUED PURSUANT TO SALE OF LEASE RIGHTS        622                         287,378

AMORTIZATION OF UNEARNED DIRECTORS COMPENSATION

PRINCIPAL REDUCTION: NOTES RECEIVABLE DIRECTORS

NET INCOME                                                                                             233,618
                                                        -------     ---      ---     ----------    -----------
BALANCE, JUNE 30, 1998                                  $17,057     $ 0      $ 0     $8,903,303    $(3,258,491)
                                                        -------     ---      ---     ----------    -----------
                                                        -------     ---      ---     ----------    -----------


--------------------------------------------------------------------------------------------------------------

                                                         Related      Unearned                      Total
                                                        Party Note   Directors'     Treasury     Shareholders'
                                                        Receivable  Compensation      Stock         Equity
--------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997                                 $ 0        $(202,792)    $(900,000)    $4,279,337

AMORTIZATION OF UNEARNED DIRECTORS COMPENSATION                          13,500                       13,500

COMMON STOCK ISSUED FOR ACQUIRED
  PROPERTIES ACQUISITION FEE                                                                         115,100

COMMON STOCK ISSUED AS COMPENSATION TO EMPLOYEE                                                        1,126

NET LOSS                                                                                            (358,104)
                                                           ---        ---------     ---------     ----------
BALANCE, March 31, 1998                                    $ 0        $(189,292)    $(900,000)    $4,050,959
                                                           ---        ---------     ---------     ----------
                                                           ---        ---------     ---------     ----------
COMMON STOCK ISSUED PURSUANT TO SALE OF LEASE RIGHTS                                                 288,000

AMORTIZATION OF UNEARNED DIRECTORS COMPENSATION                          13,500                       13,500

PRINCIPAL REDUCTION: NOTES RECEIVABLE DIRECTORS                           6,000                        6,000

NET INCOME                                                                                           233,618
                                                           ---        ---------     ---------     ----------
BALANCE, JUNE 30, 1998                                     $ 0        $(169,792)    $(900,000)    $4,592,077
                                                           ---        ---------     ---------     ----------
                                                           ---        ---------     ---------     ----------

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                               HOST FUNDING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998, AND 1997
                                   (UNAUDITED)

                                                               1998          1997
-------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net loss                                                $  (124,486)   $  (344,591)
  Adjustments to reconcile net income to net cash:                  -
    provided by operating activities                                -
    Depreciation and amortization                             530,122        381,532
    Amortization of loan fees                                 107,385        225,075
    Amortization of unearned directors' compensation           27,000         27,000
    Estimated loss related to property sale                         -         50,000
    Stock issued as compensation                                1,125              -
    Minority interest in partnerships                          (4,191)             -
  Changes in operating assets and liabilities:                      -              -
    Rent receivable                                          (145,751)       210,187
    Rent, interest and other receivable - related party        (2,944)       (72,540)
    Prepaid and other assets                                   25,643        (25,725)
    Security deposits                                         288,000              -
    Notes receivable: directors                                 6,000          2,000
    Short term debt                                          (426,222)        25,000
    Deferred income                                           170,683              -
    Accounts payable and accrued expenses                      49,416        172,100
                                                          -----------    -----------
    Net cash provided by operating activities                 501,780        650,038
                                                          -----------    -----------
INVESTING ACTIVITIES:
    Investment in land, property and equipment               (291,018)    (5,183,104)
    Restricted cash                                          (317,019)      (400,559)
    Long-term advances to lessee                              145,751        (30,840)
    Franchise fees                                                  -        (21,000)
                                                          -----------    -----------
          Net cash used in investing activities              (462,286)    (5,635,503)
                                                          -----------    -----------
FINANCING ACTIVITIES:
  Notes and other receivables, sale of leasing rights        (800,000)
  Payment of loan fees                                       (270,156)      (779,427)
  Borrowings on long-term debt                              1,175,000      6,225,000
  Payments on long-term debt                                 (161,531)       (33,443)
  Long-term lease deposit                                           -        300,000
  Distributions                                                     -       (663,771)
                                                          -----------    -----------
          Net cash provided by financing activities           (56,687)     5,048,359
                                                          -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                       (17,193)        62,894

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               48,867        218,693
                                                          -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    31,674    $   281,587
                                                          -----------    -----------
                                                          -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash paid during the period for interest                $ 1,265,178    $   649,983
                                                          -----------    -----------
                                                          -----------    -----------

                                   (Continued)

                               HOST FUNDING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998, AND 1997
                                  (UNAUDITED)

                                                                        1998           1997
-----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION (Continued)

Common stock issued for Acquired Properties
Acquisition Fee
      Additional paid in capital                                      $ 114,925      $ 151,840
      Class A Common Stock                                                  175            160
      Land, property and equipment                                     (115,100)      (152,000)
                                                                      ---------      ---------
      Net non-cash investing activity                                 $       0      $       0
                                                                      ---------      ---------
                                                                      ---------      ---------
Conversion of Class C common stock
to Class A common stock
      Class A common stock                                            $       -      $   1,400
      Class C common stock                                                    -         (1,400)
                                                                      ---------      ---------
      Net non-cash investing activity                                 $       0      $       0
                                                                      ---------      ---------
                                                                      ---------      ---------
Common stock issued as compensation
      Class A common                                                  $       2      $       -
      Additional paid in capital                                          1,123              -
      Salary expense                                                     (1,125)             -
                                                                      ---------      ---------
      Net non-cash investing activity                                 $       0      $       0
                                                                      ---------      ---------
                                                                      ---------      ---------
Common stock issued as deposits and held in escrow
pursuant to the related purchase documents
      Class A common                                                  $       -      $  49,745
      Additional paid in capital                                              -             55
      Prepaid and other assets                                                -        (49,800)
                                                                      ---------      ---------
      Net non-cash investing activity                                 $       0      $       0
                                                                      ---------      ---------
                                                                      ---------      ---------
Common stock issued pursuant to the sale of lease rights
      Class A common                                                  $     622      $       -
      Additional paid in capital                                        287,378              -
      N/R: Buckhead                                                    (288,000)             -
                                                                      ---------      ---------
      Net non-cash investing activity                                 $       0      $       0
                                                                      ---------      ---------
                                                                      ---------      ---------
Common stock pledged to Host Funding as security deposit
  relating to leases to Buckhead
      Restricted investments                                          $ 288,000      $
      Security deposits                                                (288,000)
                                                                      ---------      ---------
      Net non-cash investing activity                                 $       0      $       0
                                                                      ---------      ---------
                                                                      ---------      ---------

                The accompanying notes are an integral part
                 of the consolidated financial statements.

                                     -8-                            (Concluded)

Host Funding, Inc. Notes to Consolidated Financial Statements

     1.   ORGANIZATION AND BASIS OF PRESENTATION.

          The accompanying unaudited consolidated financial statements of Host Funding, Inc., a Maryland corporation (the "Registrant" or the "Company"), include the accounts of the Company and its consolidated subsidiaries, Host Ventures, Inc. ("Host Ventures"), and CrossHost, Inc ("CrossHost"), and the Company's interest in the Country Hearth Inns located in Findlay, Ohio and Auburn, Indiana. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1997 and should be read in accordance therewith. The results of operations for the three-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

     2.   NET INCOME (LOSS) PER SHARE.

          Net Income or Loss per share for the three months ended June 31, 1998 and 1997 is computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is immaterial.

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

     3.   DEFERRAL OF CONTINGENT INCOME

          In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998 the Task Force issued transition guidance stating that the consensus could be applied on a prospective basis effective April 1, 1998. The Company has reviewed the terms of its percentage leases and has determined that the provisions of EITF 98-9 will impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual percentage lease revenue or interim cash flow from its third party Lessees. The Company adopted the provisions of EITF 98-9 and therefore has recorded the results of the second quarter in accordance with the new pronouncement. The effect on the three months ended June 31, 1998 was to decrease lease revenues and therefore net income applicable to common shareholders approximately $170,000.

     4.   EXTRAORDINARY ITEM

          As described in Note 5, the Company terminated certain lease agreements with Crossroads Tenant Hospitality Company, LLC ("Crossroads") effective June 3, 1998. Concurrently with such termination, the Company sold the right to lease certain properties to Buckhead America Corporation or its affiliates ("Buckhead") for the gross price of $1,250,000. This transaction resulted in a net book gain of approximately $661,000, and is classified as an extraordinary item because it is non-recurring and not customary in the Company's normal course of business.

     5.   COMMITMENTS AND CONTINGENCIES

          REIT STATUS

          The Company, as a requirement under the Internal Revenue Code (the "Code") to elect REIT status, must have no more than five (5) shareholders, who own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding of the Company. The Company has not satisfied this requirement and therefore, has not elected to qualify as a REIT during the 1997 tax year and currently is subject to the corporate tax provisions. However, the Company has a net deferred tax asset under SFAS 109, Accounting for Income Taxes, that has been fully reserved. The Company's decision not to elect REIT qualification should not adversely affect the stockholders of the Company in that the Company had no taxable income for the 1997 year and expects no material federal income tax liability for the year ended 1998.

          CONTRACTS TO PURCHASE PROPERTIES

          The Company has modified previously executed contracts (the "Modified Contracts") to purchase two properties along the West Coast of Florida for an approximate aggregate price of $14 million. The Modified Contracts provide for an extended closing date, and further provide that earnest money in the amount of $50,000, which was previously funded in escrow, is at risk if the Company does not consummate the purchase. The properties are located in Clearwater and Port Richey and contain an aggregate of 258 rooms. Closing is anticipated in the third quarter, 1998. Southwest Securities of Dallas, Texas is assisting the Company in procuring financing for these transactions.

          FRANCHISE AGREEMENTS

          Host Funding has been granted franchise license agreements relating to the Super 8 Motels, Sleep Inns, and Country Hearth Inns owned by the Company or its affiliates for terms expiring in 2005, 2011, and 2012, respectively. Pursuant to the terms of the agreements, the Company is required to pay royalty fees and advertising fees of 5% to 4% and 3% to 1.3%, respectively, reservation fees due under the Sleep Inn agreements of 1.75% of gross room revenue, and reservation fees due under the Country Hearth agreements of 1% of gross room revenues plus $1.00 per each room night generated by the Country Hearth reservation system. Pursuant to the lease agreements for each of the hotel properties owned by the Company, the responsibility for payment of the fees on the Super 8 Motels located in Flagstaff, Arizona and in San Diego, California has been assigned to Crossroads, as lessee. The responsibility for payment of the fees on the remaining Company Properties has been assigned to Buckhead, or its affiliates.

          HOST VENTURES DEBT

          Effective May 12, 1998, the Company caused Host Ventures to enter into a new loan agreement (the "HVI Modified Loan") with Credit Suisse First Boston Mortgage Capital, LLC ("First Boston"), in which the principal amount of the existing loan from First Boston to HVI (the "Original Loan") was increased from $8,725,000 to $9,075,000. The additional proceeds of the loan were used for general corporate purposes. The term of the Original Loan was modified so that all principal and outstanding interest is due and payable in June, 2023. The annual interest rate was modified to 8.12%, with interest and principal amortized over a 25 year term, payable monthly. The HVI Modified Loan provides for a "Hyperamortization Date", after which the annual interest rate increases substantially. The hyperamortization provision is intended to provide incentive for the loan to be paid off on the 10 year anniversary of the effective date of the HVI Modified Loan.

          ADDITIONAL FINANCING

          Also effective May 12, 1998, the Company entered into a new loan agreement with First Boston (the "Mezzanine Loan") in which First Boston loaned the Company $825,000. The proceeds of the loan were used for general corporate purposes. Interest accrues at a floating rate of 30-day LIBOR plus 500 basis points. Interest and principal payments, based on a 5 year amortization, are due monthly. The Company formed Host Enterprises, Inc. ("HEI"), as a wholly owned subsidiary for the purpose of allowing HEI to assume the Mezzanine Loan. HEI subsequently assumed the Mezzanine Loan with the Company simultaneously executing an agreement guaranteeing the performance by HEI of the Mezzanine Loan. In connection with the Mezzanine Loan, and the assumption of the Mezzanine Loan by HEI, the Company pledged all of the outstanding common stock of Host Ventures as security for the Mezzanine Loan.

          TERMINATION OF CERTAIN AGREEMENTS WITH CROSSROADS; SALE OF LEASE RIGHTS TO BUCKHEAD; EXECUTION OF NEW LEASES WITH BUCKHEAD

          Effective June 3, 1998, the Company and its wholly owned subsidiaries, CrossHost and Host Ventures terminated certain leases (the "Crossroads Leases") with Crossroads and Crossroads Hospitality Tenant Company, L.L.C. and, concurrently with such termination, CrossHost and Host Ventures entered into new leases (the "Buckhead Leases") with BAC Hotel Management, Inc. ("BAC"), an affiliate of Buckhead. The Buckhead Leases are substantially the same, in all material respects, as the Crossroads Leases. Buckhead paid a gross price of approximately $1.25 million in cash, notes payable, stock, and deemed credits for the leasing rights related to the Buckhead Leases.

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

          MODIFICATION AND EXTENSION OF NOTES PAYABLE

          In October, 1997, B-H Findlay L.P. ("Findlay") entered into a note payable (the "Findlay Note") to the sellers of the Country Hearth Inn in Findlay, Ohio (the "Findlay Country Hearth Inn") and B-H Auburn L.P. ("Auburn") entered into a note payable (the "Auburn Note") to the sellers of the Country Hearth Inn located in Auburn, Indiana (the "Auburn Country Hearth Inn"). The Auburn Note and the Findlay Note are herein referred to collectively as the "Country Hearth Notes". The sellers of the Findlay Country Hearth Inn and the Auburn Country Hearth Inn are herein referred to as the "Sellers". The Company is the beneficial owner of 81% of both Findlay and Auburn, and previously executed corporate guarantees pursuant to which the Company guarantees the performance of Findlay and Auburn under the Country Hearth Notes.
          The Country Hearth Notes are further secured by 90,000 shares of Class Be Common Stock of the Company. The Country Hearth Notes provide that all outstanding principal and interest was due and payable on April 1, 1998.

          Effective as of May 18, 1998, the Country Hearth Notes were modified (collectively, the "First Modification") to provide the following:

          1) Interest due was paid through May 15, 1998 on the Auburn Note and the Findlay Note on May 18, 1998;

          2) A principal payment of $243,721.18 was paid on the Auburn Note on May 18, 1998;

          3) A principal payment of $87,500 was paid on the Findlay Note on May 18, 1998;

          4) Additional principal payments of $243,721.18 and $87,500 for the Auburn Note and the Findlay Note, respectively, on June 15, 1998.

          Effective June 15, 1998 Findlay and Auburn received notices of default under the First Modification. Findlay and Auburn have agreed in principle to further modify the Country Hearth Notes to cure such default upon the following terms & conditions, subject to final documentation:

          1) The outstanding balances of the Country Hearth Notes shall accrue interest at the annual rate of 12%, effective May 15, 1998. An interest payment for the period beginning May 15, 1998 through October 15, 1998 will be paid concurrently with the execution of the modification;

          2) The maturity date of the Country Hearth Notes will be extended to October 15, 1998;

          3) The Country Hearth Notes will be further secured by a pledge of up to 50% of Host Funding Inc.'s equity in BacHost, L.L.C.;

          4) Upon execution of the Country Hearth Notes in October, 1997, the Company issued 80,819 shares of the Company's Class A Common Stock with a per share value of approximately $9.27 and an aggregate value of $750,000. The Country Hearth Notes will be further modified to provide that if, on October 21, 1998, the closing price of the Company's Class A Common Stock as traded on the American Stock Exchange is less than $6.50 per share, the Company will issue additional shares of Class A

               Common shares so that the total value of Class A Common shares issued to the Sellers, after such additional issuance, equals $750,000.

          SUBSEQUENT EVENTS.

          MODIFICATION OF COUNTRY HEARTH NOTES
          See Note 3 above.

          PURCHASE OF COMMON STOCK BY THE COMPANY

          On July 16, 1998 the Company's Board of Directors authorized the Company to purchase up to $200,000 of the outstanding shares of the Company's common stock on the open market. Through August 4, 1998, the Company had purchased approximately 32,000 shares for a total cost of approximately $109,000.

Item 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     The Company currently owns 12 properties, all of which are subject to percentage leases (the "Percentage Leases") pursuant to which Crossroads Hospitality Tenant Company, L.L.C. ("Crossroads") is responsible for management and operation of 2 properties and Buckhead America Corporation ("Buckhead") is responsible for management and operation of 10 properties.

     Effective June 3, 1998, the Company terminated lease agreements with Crossroads pertaining to certain of the Company hotels, sold the right to lease such properties to Buckhead, and entered into lease agreements with Buckhead. The leases with Buckhead are substantially the same in all material respects as the previous leases with Crossroads. The sale of lease rights generated a net book gain of approximately $661,000. Net cash received by the Company at the close of the transaction was approximately $86,000. In connection with the sale by the Company of the hotel lease rights to Buckhead, the Company received 53,647 shares of Buckhead common stock which the company sold on August 11, 1998, and received approximately $319,000 in cash.

     The Company retained Southwest Securities, Inc.'s Real Estate Investment Banking Group (Southwest) as financial advisor to assist the Company's Board of Directors in evaluating various proposals from multiple sources involving strategic alliances with the Company. The proposals are structured in order to provide significant long-term positive impact on shareholder value. The Company's Board directed Southwest to develop a short list of alternatives and initiate detailed discussions with selected parties.

     The Annual Meeting of the Stockholders of the Company was held on July 16, 1998 in Dallas, Texas. At the annual meeting, the stockholders re-elected Michael S McNulty, Guy E. Hatfield, Don W. Cockroft, William M. Birdsall and Charles R. Dunn to serve as directors of the Company, each of whom had served as directors of the Company during the immediately preceding year.

     Subsequent to the annual meeting, the Company announced that its Board of Directors authorized the Company to undertake the purchase of the Company's stock in the open market for a period of 90 days commencing July 17, 1998. Through August 4, 1998, the Company had purchased approximately 30,000 shares for a total cost of approximately $101,000.

     The Company has addressed issues related to the "Year 2000 Problem", in which certain electronic systems may be affected by the turn of the millenium. Management has determined that the Company's accounting software is Year 2000 compliant. Management is evaluating the level of compliance of other systems utilized by the Company, but does not anticipate a material effect on its financial position or results of operation.

     In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998 the Task Force issued transition guidance stating that the consensus could be applied on a prospective basis effective April 1, 1998. The Company has reviewed the terms of its percentage leases and has determined that the provisions of EITF 98-9 will impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual percentage lease revenue or interim cash flow from its third party Lessees. The Company has adopted the provisions of EITF 98-9 and has recorded the results of the second quarter in accordance with the new pronouncement. The effect of the change on the three months ended June 30, 1998 was to decrease lease revenue and therefore net income applicable to common shareholders approximately $170,000 ($.11 per share-basic and diluted).

     The Company's percentage leases provide for the greater of (i) annual fixed base rent or (ii) rent based on the revenue of hotels ("Percentage Rent") to be remitted to the Company annually. The leases contain annual room revenue thresholds used to calculate two tiers of percentage rent which are applied to annualized room revenues on a quarterly basis to determine quarterly Lessee Percentage Rent payments. The provisions of EITF 98-9 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any additional lease amounts collected or due from the Lessees until such amounts exceed the annual fixed base rent. This will generally result in base rent being recognized in the first and second quarters and percentage rents already collected or due from the Lessee being deferred and then recognized in the third and fourth quarters due to the structure of the Company's percentage leases and the seasonality of the hotel operations. Historically, the Company has recorded lease revenue in interim periods on a basis similar to that used to determine quarterly Lessee Percentage Rent payments, resulting in the second and third quarters being the strongest quarters.

     At June 30, 1998 deferred revenue of $170,000 represents Percentage Rent collected or due from Lessee under the terms of the leases which the Company's quarterly distributions are based on Percentage Rents collected or due from Lessee, as opposed to percentage lease revenue recognized.

Management expects its hotel portfolio to yield "Percentage Rent" annually, based on its cash flow analyses of the hotels prior to their acquisition and based on the negotiation of the related leases.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 AND 1997:

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

     Occupancy and average room rates of approximately 65% and $45.41 for the Company Properties for the six months ended June 30, 1998 resulted in total sales of approximately $4,900,000 and generated total lease revenues of approximately $1,777,000. An additional $150,000 in percentage rental revenues were received in cash or due, but deferred for financial reporting purposes pursuant to EITF 98-9. Occupancy and average room rates of 64.2% and $48.41 for the Initial Hotels, the Mission Bay Hotel, and the Sleep Inn properties for the six months ended June 30, 1997 and 95.7% and $54.27 for the Flagstaff property for the period from March 14 to June 30, 1997 resulted in total sales of approximately $4,480,000 which generated lease revenues of approximately $1,739,000.

     The increase in Interest Expense (including amortization of loan costs) to approximately $1,374,000 for the six months ended June 30, 1998 from $1,106,000 in 1997 results from debt associated with property acquisitions and general corporate use over these periods. The 1998 and 1997 amounts include approximately $107,000 and $225,000 in loan fee amortization.

     The increase in Depreciation and Amortization results from acquisition of the Company Properties over the periods. The Company Properties are recorded at cost and depreciated over the useful lives. Amortization of franchise fees totaling approximately $5,550 are included in Depreciation and Amortization.

     Administrative expenses - other totaled approximately $482,000 and $518,000 for the three months ended June 30, 1998 and 1997, including the following approximate amounts: salary and benefit costs of $155,000 and $147,000, audit and accounting fees of $40,000 and $72,000, contract labor of $19,000 and $0, rent of $7,000 and $5,000, fees to the American Stock Exchange of $7,000 and $0, fees to the stock transfer agent of $25,000 and $47,000, filing and printing costs of $20,000 and $32,000, relinquished project costs of $104,000 and $0, legal fees of $40,000 and $65,000, travel costs of $16,000 and $68,000, directors fees of 13,000 and 12,000, and other costs of $36,000 and $70,000.

     Net income or loss per share and weighted average shares outstanding have been calculated based upon the daily average of the number of shares outstanding for the applicable reporting periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has no committed additional sources of external liquidity available, therefore the Company will rely on its internal cash flow to meet its liquidity needs. The Company's principal source of cash to meet its cash requirements, including distributions to stockholders, is its share of the Company's cash flow from the Percentage Leases relating to the hotel properties owned by the Company. Although the obligations of the lessees under the Percentage Leases are guaranteed in part by the parent companies of each lessee (Crossroads and Buckhead), the ability of the lessees to make lease payments under the Percentage Leases, and therefore the Company's liquidity, including its ability to make distributions to stockholders, is dependent on the ability of the lessees to generate sufficient cash flow from the hotels.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.
                            PART II-OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     None.

Item 2.  CHANGES IN SECURITIES.

     In June the Company issued 62,612 shares of the Company's Class A Common Stock to Buckhead pursuant to the sale to Buckhead by the Company of the leasing rights to certain of the Company Properties. The shares were issued by the Company at a per share price of approximately $4.63 and are being held by the Company to secure the performance by Buckhead of its obligations under the hotel leases relating to the Company Properties. The shares were issued to Buckhead in a private transaction as restricted securities under the Securities Act of 1933 and are subject to the resale provisions of Rule 144 promulgated under the Act.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          (a) The Annual Meeting of the Stockholders of the Company was held on July 16, 1998 in Dallas, Texas.

          (b) Proxies for the election of directors of the Company were solicited pursuant to a Proxy Statement prepared in accordance with Regulation 14 of the Securities and Exchange Act of 1934. There was no solicitation in opposition to the management's nominees listed in the Proxy Statement, and all nominees were elected by the stockholders.

          (c) One matter was submitted to a vote of the stockholders at the Annual Meeting held on July 16, 1998, as follows:

               ELECTION OF DIRECTORS

               The stockholders elected five directors, each of whom was a nominee of management, with the following votes: Michael S.
               McNulty: For: 981,632; Against: 33,734; Abstain: 0; William M.
               Birdsall: For: 981,717; Against: 33,649; Abstain: 0; Guy
               Hatfield: For: 981,623; Against: 33,734; Abstain: 0; Charles R.
               Dunn: For: 981,844; Against: 33,522; Abstain: 0; Don W. Cockroft:
               For: 981,844; Against: 33,522; Abstain: 0. There were 0 non-broker votes.

Item 5.  OTHER INFORMATION.

     None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits


Exhibit Number                            Description
--------------
        3.1 Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to Company's Amendment to Form S-11 effective April 17, 1996).

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

       10.1 Termination of Certain Lease Agreements and Master Agreement Related Thereto (CrossHost Properties) dated June 3, 1998 by and between CrossHost, Inc., Host Funding, Inc., Crossroads Hospitality Tenant Company, L.L.C., and Crossroads Hospitality

                    Company, L.L.C. (incorporated by reference to Exhibit 2.1 to Company's Form 8-K Current Report filed on June 12, 1998).

       10.2 Termination of Certain Lease Agreements and Master Agreements Related Thereto (Host Ventures Properties) dated June 3, 1998 by and between Host Ventures, Inc., Host Funding, Inc., Crossroads Hospitality Tenant Company, L.L.C., and Crossroads Hospitality Company, L.L.C. (incorporated by reference to Exhibit 2.2 to Company's Form 8-K Current Report filed on June 12, 1998).

       10.3 Restated And Amended Agreement Regarding Hotel Leases (CrossHost Properties) dated June 3, 1998 by and between, Host Funding, Inc. and Buckhead America Corporation (incorporated by reference to Exhibit 2.3 to Company's Form 8-K Current Report filed on June 12, 1998).

       10.4 Restated And Amended Agreement Regarding Hotel Leases (Host Ventures Properties) dated June 3, 1998 by and between Host Funding, Inc, and Buckhead America Corporation (incorporated by reference to Exhibit 2.4 to Company's Form 8-K Current Report filed on June 12, 1998).

       27           Financial Data Schedule.

       (b)          Reports on Form 8-K

     The Company filed a Current Report on form 8-K, dated June 3, 1998 (the "Current Report") which disclosed the termination of certain leases by and between Crossroads Hospitality, L.L.C., Crossroads Hospitality Tenant Company, L.L.C., CrossHost, Inc., Host Ventures, Inc., and the Company. The Current Report also disclosed the sale of certain lease rights to Buckhead America Corporation ("Buckhead") and the execution of leases between Buckhead and the Company (or its affiliates) pertaining to certain motel properties owned by the Company or its affiliates. The Current Report also disclosed certain loan transactions with Credit Suisse First Boston Capital, LLC, and the rescheduling of the date of the Annual Meeting of the Shareholders of the Company to July 16, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacity as the Registrant's President and Chief Executive Officer and Chief Financial and Accounting Officer, respectively.




Dated: August 14, 1998             HOST FUNDING, INC.


                                   /s/ Michael S. McNulty
                                   -------------------------------------------
                                   By: Michael S. McNulty
                                   Its:  President and Chief Executive Officer


                                   /s/ Bona K. Allen
                                   -------------------------------------------
                                   By: Bona K. Allen
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

          10.1      Termination of Certain Lease Agreements and Master Agreement
                    Related Thereto (CrossHost Properties) dated June 3, 1998 by and between CrossHost, Inc., Host Funding, Inc., Crossroads
                    Hospitality Tenant Company, L.L.C., and Crossroads
                    Hospitality Company, L.L.C. (incorporated by reference to
                    Exhibit 2.1 to Company's Form 8-K Current Report filed on
                    June 12, 1998).

          10.2      Termination of Certain Lease Agreements and Master
                    Agreements Related Thereto (Host Ventures Properties) dated
                    June 3, 1998 by and between Host Ventures, Inc., Host
                    Funding, Inc., Crossroads Hospitality Tenant Company,
                    L.L.C., and Crossroads Hospitality Company, L.L.C.
                    (incorporated by reference to Exhibit 2.2 to Company's Form
                    8-K Current Report filed on June 12, 1998).

          10.3      Restated And Amended Agreement Regarding Hotel Leases
                    (CrossHost Properties) dated June 3, 1998 by and between,
                    Host Funding, Inc. and Buckhead America Corporation
                    (incorporated by reference to Exhibit 2.3 to Company's Form
                    8-K Current Report filed on June 12, 1998).

          10.4      Restated And Amended Agreement Regarding Hotel Leases (Host
                    Ventures Properties) dated June 3, 1998 by and between Host
                    Funding, Inc, and Buckhead America Corporation(incorporated by reference to Exhibit 2.4 to Company's Form 8-K Current
                    Report filed on June 12, 1998).

          27        Financial Data Schedule.