Form 10-Q
period 1998-09-30
HOST FUNDING INC
filed 1998-11-13
CIK 945980

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended
     September 30, 1998                      Commission File Number 1-14280

                                          OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)



                               HOST FUNDING, INC.
       ----------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

       Maryland                                       52-1907962
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

6116 N. Central Expressway, Suite 1313, Dallas, TX               75206
--------------------------------------------------         -----------------
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code           (214) 750-0760
                                                           -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __X__   No_____

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Registrant's Class A Common Stock was 1,546,869 as of October 29, 1998.

                                TABLE OF CONTENTS

Item Number                                                               Page
-----------                                                               ----

                                    PART I

    1.          Financial Statements                                       3
                Notes to Financial Statements                             10

    2.          Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       14

    3.          Quantitative and Qualitative Disclosures                  17
                About Market Risk


                                    PART II

    1.          Legal Proceedings                                         18

    2.          Changes in Securities                                     18

    3.          Defaults Upon Senior Securities                           18

    4.          Submission of Matters to a Vote of Security Holders       18

    5.          Other Information                                         18

    6.          Exhibits and Reports on Form 8-K                          18

                           PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                               HOST FUNDING, INC.
                          CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------------------
                                                                  September 30, December 31,
                                                                     1998           1997
                                                                   (Unaudited)
--------------------------------------------------------------------------------------------
                           ASSETS
LAND, PROPERTY AND EQUIPMENT - AT COST:
   Building and improvements                                      $21,411,384   $20,667,995
   Furnishings and equipment                                        3,720,306     3,471,336
   Less accumulated depreciation                                   (2,034,704)   (1,241,798)
                                                                  -----------   -----------
                                                                   23,096,986    22,897,533
   Land                                                             6,922,976     6,844,650
                                                                  -----------   -----------

          Land, property and equipment - net                       30,019,962    29,742,183

CASH AND CASH EQUIVALENTS                                             102,390        48,867

RESTRICTED CASH                                                       980,229       557,758

RESTRICTED INVESTMENTS                                                288,000

RENT RECEIVABLE                                                       294,134       115,328

NOTES AND OTHER RECEIVABLES, SALE OF LEASE RIGHTS                     400,000             -

DUE FROM RELATED PARTIES                                               29,610        19,942

LONG-TERM ADVANCES TO LESSEES                                         110,090       255,841

LOAN COMMITMENT FEES                                                1,118,848       964,551

FRANCHISE FEES - NET                                                  102,435       110,760

PREPAID AND OTHER ASSETS                                              146,460       180,950
                                                                  -----------   -----------

          TOTAL                                                   $33,592,158   $31,996,180
                                                                  -----------   -----------
                                                                  -----------   -----------


              LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
LONG-TERM DEBT                                                     25,925,875   $25,036,346

SHORT TERM DEBT                                                       918,932     1,345,154

LONG-TERM LEASE DEPOSIT                                               588,000       300,000

ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES                        978,437       335,645

ACCRUED INTEREST                                                      180,696       196,053

DEFERRED INCOME                                                       276,682             -

ACCRUED PROPERTY TAXES                                                290,758       248,823
                                                                  -----------   -----------

          Total liabilities                                        29,159,380    27,462,021
                                                                  -----------   -----------

MINORITY INTEREST IN PARTNERSHIPS                                     257,367       254,822

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS' EQUITY:
   Class A Common stock, $.01 par value; authorized
      50,000,000 shares; issued and outstanding 1,553,569
      shares and 1,535,868 shares at September 30, 1998
      and December 31, 1997                                            16,907        16,258

   Additional Paid in Capital                                       8,805,953     8,499,876
   Accumulated Deficit                                             (3,451,276)   (3,134,005)
   Less: Unearned directors' compensation                            (156,292)     (202,792)
                                                                  -----------   -----------
                                                                    5,215,292     5,179,337
   Less: Common stock in treasury at cost, 137,400 shares
      at September 30, 1998                                        (1,039,881)     (900,000)
                                                                  -----------   -----------

          Total shareholders' equity                                4,175,411     4,279,337
                                                                  -----------   -----------

          TOTAL                                                   $33,592,158   $31,996,180
                                                                  -----------   -----------
                                                                  -----------   -----------

               The accompanying notes are an integral part of
                    the consolidated financial statements.
-------------------------------------------------------------------------------
                                       4

                                HOST FUNDING, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998, AND 1997
                                  (UNAUDITED)
-------------------------------------------------------------------------------


                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  1998         1997             1998            1997
                                                               ----------------------        -------------------------
REVENUES:
  Lease revenue - related party                                $                             $
  Lease revenue - Lessees                                       1,103,283     984,507         2,880,494      2,722,872
  Interest income - related parties                                     -       3,590                 -        122,430
  Interest income & Other income                                   10,104       3,962            24,165         21,656

                                                               ----------------------        -------------------------
            Total revenue                                       1,113,387     992,059         2,904,659      2,866,958
                                                               ----------------------        -------------------------

EXPENSES:
  Interest expense (including amortization of loan costs)         647,664     580,728         2,022,036      1,686,549
  Depreciation and amortization                                   271,109     204,132           801,231        585,663
  Administrative expenses - other                                 192,755     299,556           674,421        818,213
  Advisory fees - related party                                         -           -                 -          2,500
  Property taxes                                                   85,363      74,158           253,642        208,139
  Minority Interest in Partnerships                                 7,137           -             2,946              -
  Amortization of unearned directors' compensation                 13,500      13,500            40,500         40,501
                                                               ----------------------        -------------------------
    Total expenses                                              1,217,528   1,172,074         3,794,776      3,341,565
                                                               ----------------------        -------------------------


  LOSS BEFORE INCOME TAXES AND GAIN (LOSS) ON SALE               (104,141)   (180,015)         (890,117)      (474,607)

  Estimated loss related to property sale                               -           -                 -        (50,000)
  Gain (loss) on sale of leasing rights                           (88,644)          -           572,846              -
                                                               ----------------------        -------------------------

NET INCOME (LOSS)                                              $ (192,785)   (180,015)       $ (317,271)      (524,607)
                                                               ----------------------        -------------------------
                                                               ----------------------        -------------------------

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE                  $    (0.12)      (0.12)       $    (0.20)         (0.35)
                                                               ----------------------        -------------------------
                                                               ----------------------        -------------------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                     1,580,596   1,522,866         1,563,120      1,519,684
                                                               ----------------------        -------------------------
                                                               ----------------------        -------------------------


               The accompanying notes are an integral part of
                    the consolidated financial statements.

                               HOST FUNDING, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                    UNAUDITED

----------------------------------------------------------------------------------------------------------------------------------
                                                                              Retained
                                                   Class A    Additional      Earnings       Unearned                   Total
                                                   Common      Paid in      (Accumulated     Directors'    Treasury  Shareholders'
                                                    Stock      Capital         Deficit)     Compensaton     Stock       Equity
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1997                         $16,258     8,499,876     $(3,134,005)    $(202,792)   $  (900,000)  $4,279,337

AMORTIZATION OF UNEARNED DIRECTORS
COMPENSATION                                                                                    13,500                      13,500

COMMON STOCK ISSUED FOR ACQUIRED PROPERTIES
  ACQUISITION FEE                                      175       114,925                                                   115,100

COMMON STOCK ISSUED AS COMPENSATION TO
  EMPLOYEE                                               2         1,124                                                     1,126


NET LOSS                                                                        (358,104)                                 (358,104)
                                                   -------    ----------     -----------     ---------    -----------   ----------

BALANCE, March 31, 1998                            $16,435    $8,615,925     $(3,492,109)    $(189,292)   $  (900,000)  $4,050,959
                                                   -------    ----------     -----------     ---------    -----------   ----------
                                                   -------    ----------     -----------     ---------    -----------   ----------

COMMON STOCK ISSUED PURSUANT TO SALE
  OF LEASE RIGHTS                                      622       287,378                                                   288,000

AMORTIZATION OF UNEARNED DIRECTORS
COMPENSATION                                                                                    13,500                      13,500

PRINCIPAL REDUCTION: NOTES RECEIVABLE DIRECTORS                                                  6,000                       6,000

NET INCOME                                                                       233,618                                   233,618
                                                   -------    ----------     -----------     ---------    -----------   ----------

BALANCE, JUNE 30, 1998                             $17,057    $8,903,303     $(3,258,491)    $(169,792)   $  (900,000)  $4,592,077
                                                   -------    ----------     -----------     ---------    -----------   ----------
                                                   -------    ----------     -----------     ---------    -----------   ----------

 47,400 SHARES OF COMMON STOCK IN TREASURY
  AT COST                                                                                                    (139,881)    (139,881)

 COMMON STOCK ISSUED AS DEPOSIT FOR                   (150)      (97,350)                                                  (97,500)
 LEGAL FEES RETURNED

AMORTIZATION OF UNEARNED DIRECTORS                                                              13,500                      13,500
COMPENSATION

NET LOSS                                                                        (192,785)                                 (192,785)
                                                   -------    ----------     -----------     ---------    -----------   ----------

BALANCE, SEPTEMBER 30, 1998                        $16,907    $8,805,953     $(3,451,276)    $(156,292)   $(1,039,881)  $4,175,411
                                                   -------    ----------     -----------     ---------    -----------   ----------
                                                   -------    ----------     -----------     ---------    -----------   ----------



                The accompanying notes are an integral part of
                    the consolidated financial statements.

                               HOST FUNDING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998, AND 1997

                                                                          1998                   1997
                                                                       (UNAUDITED)
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
       Net loss                                                         $  (317,271)          $  (524,607)
       Adjustments to reconcile net income to net cash:
            provided by operating activities
            Depreciation and amortization                                   801,231               585,665
            Amortization of loan fees                                       121,235               298,636
            Amortization of unearned directors' compensation                 40,500                46,500
            Stock issued as compensation                                      1,126                     -
            Minority interest in partnerships                                 2,545                     -
            Gain from sale of lease rights                                 (572,846)
            Loss from stock sale                                             80,800
       Changes in operating assets and liabilities:                               -                     -
            Rent receivable                                                (178,806)               43,388
            Rent, interest and other receivable - related party              (9,668)               11,747
            Prepaid and other assets                                        (63,010)             (166,785)
            Notes receivable: directors                                       6,000                     -
            Short term debt                                                (426,222)               25,000
            Deferred income                                                 276,682                     -
            Accounts payable and accrued expenses                           669,370               377,640
                                                                        -----------           -----------

            Net cash (used in) provided by operating activities             431,666               697,184
                                                                        -----------           -----------

INVESTING ACTIVITIES:
       Investment in land, property and equipment                          (955,585)           (5,407,328)
       Restricted cash                                                     (422,471)             (450,533)
       Long-term advances to lessee                                        (110,090)              (30,841)
       Reimbursement of advances to lessee                                  255,841
       Purchase of Company stock                                           (139,881)
       Franchise fees                                                             -               (21,000)
       Proceeds related to sale of leasing rights                           807,200
       Payments related to sale of leasing rights                          (427,154)
                                                                        -----------           -----------

            Net cash used in investing activities                          (992,140)           (5,909,702)
                                                                        -----------           -----------

FINANCING ACTIVITIES:
       Cash portion of related party note receivable payment                                      905,675
       Payment of loan fees                                                (275,532)             (783,771)
       Borrowings on long-term debt                                       1,175,000             6,225,000
       Payments on long-term debt                                          (285,471)              (89,736)
       Long-term lease deposit                                                                    300,000
       Distributions                                                              -              (998,710)
                                                                        -----------           -----------

            Net cash provided by financing activities                       613,997             5,558,458
                                                                        -----------           -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      53,523               345,940

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             48,867               218,693
                                                                        -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   102,390           $   564,633
                                                                        -----------           -----------
                                                                        -----------           -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION
       Cash paid during the period for interest                         $ 1,916,158           $   956,201
                                                                        -----------           -----------
                                                                        -----------           -----------

                                   (Continued)

                               HOST FUNDING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998, AND 1997

                                                                          1998             1997
                                                                       (UNAUDITED)
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION (Continued)

            Common stock issued to independent directors
                  Class A common stock                                  $        0       $        300
                  Additional paid in capital                                     0            299,700
                  Unearned directors' compensation                               0           (300,000)
                                                                        ----------       ------------

                  Net non-cash investing activity                       $        0       $          0
                                                                        ----------       ------------
                                                                        ----------       ------------

            Common stock issued pursuant to Mission Bay
            Acquisition Agreement
                  Land, property and equipment                          $        0       $ (2,520,490)
                  Class A Common Stock                                           0              2,520
                  Additional paid in capital                                     0          2,517,970
                                                                        ----------       ------------

                  Net non-cash investing activity                       $        0       $          0
                                                                        ----------       ------------
                                                                        ----------       ------------

            Common stock issued for Acquired Properties
            Acquisition Fee
                  Additional paid in capital                            $  114,925       $    151,840
                  Class A Common Stock                                         175                160
                  Land, property and equipment                            (115,100)          (152,000)
                                                                        ----------       ------------

                  Net non-cash investing activity                       $        0       $          0
                                                                        ----------       ------------
                                                                        ----------       ------------

            Conversion of Class C common stock
            to Class A common stock
                  Class A common stock                                  $        -       $      1,400
                  Class C common stock                                           -             (1,400)
                                                                        -----------------------------

                  Net non-cash investing activity                       $        0       $          0
                                                                        ----------       ------------
                                                                        ----------       ------------

            Conversion of Class B common stock
            to Class A common stock
                  Class A common stock                                  $        -       $      1,400
                  Class C common stock                                           -             (1,400)
                                                                        -----------------------------

                  Net non-cash investing activity                       $        0       $          0
                                                                        ----------       ------------
                                                                        ----------       ------------


            Common stock issued as compensation
                  Class A common                                        $        2       $          -
                  Additional paid in captial                                 1,124                  -
                  Salary expense                                            (1,126)                 -
                                                                        -----------------------------

                  Net non-cash investing activity                       $        0       $          0
                                                                        ----------       ------------
                                                                        ----------       ------------

            Common stock issued as deposits and held in escrow
            pursuant to the related purchase documents
                  Class A common                                        $        -       $     49,745
                  Additional paid in captial                                     -                 55
                  Prepaid and other assets                                       -            (49,800)
                                                                        -----------------------------

                  Net non-cash investing activity                       $        0       $          0
                                                                        ----------       ------------
                                                                        ----------       ------------

                                   (Continued)

                               HOST FUNDING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998, AND 1997

                                                                          1998             1997
                                                                       (UNAUDITED)
----------------------------------------------------------------------------------------------------------

            Common stock issued pursuant to the sale of lease rights
                  Class A common                                        $      622       $        -
                  Additional paid in captial                               287,378                -
                  N/R: Buckhead                                           (288,000)               -
                                                                        ---------------------------

                  Net non-cash investing activity                       $        0       $        0
                                                                        ----------       ----------
                                                                        ----------       ----------

            Common stock pledged to Host Funding as security deposit
              relating to leases to Buckhead
                  Restricted investments                                $ (288,000)      $        -
                  Security deposits                                        288,000                -
                                                                        ---------------------------

                  Net non-cash investing activity                       $        0       $        0
                                                                        ----------       ----------
                                                                        ----------       ----------

            Receipt of Class A common stock in partial
            payment of related party note receivable
                  Class A common stock held in treasury (at cost)       $        -       $  900,000
                  Related party note receivable                                  -         (900,000)
                                                                        ---------------------------

                  Net non-cash investing activity                       $        0       $        0
                                                                        ----------       ----------
                                                                        ----------       ----------


            Common stock returned as deposit for legal fee
                  Deposits                                              $   97,500       $        -
                  Additional paid in capital                               (97,350)               -
                  Class A Common                                              (150)               -
                                                                        ---------------------------

                  Net non-cash investing activity                       $        0       $        0
                                                                        ----------       ----------
                                                                        ----------       ----------

            Sale of leasing rights
                  Buckhead stock receivable                             $ (400,000)      $        -
                  Acquisition finance note receivable                     (212,000)               -
                  Sale of lease rights                                     612,000                -
                                                                        ---------------------------

                  Net non-cash investing activity                       $        0       $        0
                                                                        ----------       ----------
                                                                        ----------       ----------

            Receipt of Buckhead stock
                  Buckhead stock receivable                             $  400,000       $        -
                  Investment in Buckhead                                  (400,000)               -
                                                                        ---------------------------

                  Net non-cash investing activity                       $        0       $        0
                                                                        ----------       ----------
                                                                        ----------       ----------


            Reimbursement of capital expenditures relating to property leased to Buckhead
                  Capital expenditure reserve                           $ (100,000)      $        -
                  Note receivable, Buckhead                                100,000                -
                                                                        ---------------------------

                  Net non-cash investing activity                       $        0       $        0
                                                                        ----------       ----------
                                                                        ----------       ----------

      The accompanying notes are an integral part of the consolidated financial statements.

                                     9                            (Concluded)

Host Funding, Inc. Notes to Consolidated Financial Statements

     1.   ORGANIZATION AND BASIS OF PRESENTATION.

          The accompanying unaudited consolidated financial statements of Host Funding, Inc., a Maryland corporation (the "Registrant" or the "Company"), include the accounts of the Company and its consolidated subsidiaries, Host Ventures, Inc. ("Host Ventures"), CrossHost, Inc ("CrossHost"), and Host Enterprises, Inc. ("Enterprises"), and the Company's interest in the Country Hearth Inns located in Findlay, Ohio and Auburn, Indiana. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1997 and should be read in accordance therewith. The results of operations for the nine month and the three-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

     2.   NET INCOME (LOSS) PER SHARE.

          Net Income or Loss per share for the three and nine months ended September 30, 1998 and 1997 is computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is immaterial.

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

     3.   DEFERRAL OF CONTINGENT INCOME

          The Company has deferred approximately $277,000 in percentage rental income for the nine months ended September 30, 1998. This deferral is in order to be in compliance with the issuance in May 1998 by the Financial Accounting Standards

          Board's Emerging Issues Task Force of EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998 the Task Force issued transition guidance stating that the consensus could be applied on a prospective basis effective April 1, 1998. The Company has reviewed the terms of its percentage leases and has determined that the provisions of EITF 98-9 will impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual percentage lease revenue or interim cash flow from its third party Lessees. The Company adopted the provisions of EITF 98-9 and therefore has recorded the results of the second quarter in accordance with the new pronouncement.

     4.   EXTRAORDINARY ITEM

          The Company terminated certain lease agreements with Crossroads Tenant Hospitality Company, LLC ("Crossroads") effective June 3, 1998. Concurrently with such termination, the Company sold the right to lease certain properties to Buckhead America Corporation or its affiliates ("Buckhead") for the gross price of $1,250,000. This price included consideration of 53,647 shares of class A common stock of Buckhead which the Company sold on August 11, 1998, receiving approximately $319,000 in cash. These transactions resulted in a net book gain of approximately $573,000, and is classified as an extraordinary item because it is non-recurring and not customary in the Company's normal course of business.

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

          CONTRACTS TO PURCHASE PROPERTIES

          The Company has modified previously executed contracts (the "Modified Contracts") to purchase two properties along the West Coast of Florida for an approximate aggregate price of $14 million. The Modified Contracts provide for an extended closing date, and further provide that earnest money in the amount of $50,000, which was previously funded in escrow, is at risk if the Company does not consummate the purchase. The properties are located in Clearwater and Port Richey and contain an aggregate of 258 rooms. Closing is anticipated in the fourth quarter, 1998. Southwest Securities of Dallas, Texas is assisting the Company in procuring financing for these transactions.


          FRANCHISE AGREEMENTS

          Host Funding has been granted franchise license agreements relating to the Super 8 Motels, Sleep Inns, and Country Hearth Inns owned by the Company or its affiliates for terms expiring in 2005, 2011, and 2012, respectively. Pursuant to the terms of the agreements, the Company is required to pay royalty fees and advertising fees of 5% to 4% and 3% to 1.3%, respectively, reservation fees due under the Sleep Inn agreements of 1.75% of gross room revenue, and reservation fees due under the Country Hearth agreements of 1% of gross room revenues plus $1.00 per each room night generated by the Country Hearth reservation system. Pursuant to the lease agreements for each of the hotel properties owned by the Company, the responsibility for payment of the fees on the Super 8 Motels located in Flagstaff, Arizona and in San Diego, California has been assigned to Crossroads, as lessee. The responsibility for payment of the fees on the remaining Company Properties has been assigned to Buckhead or its affiliates.


          MODIFICATION AND EXTENSION OF NOTES PAYABLE

          In October, 1997, B-H Findlay L.P. ("Findlay") entered into a note payable (the "Findlay Note") to the sellers of the Country Hearth Inn in Findlay, Ohio (the "Findlay Country Hearth Inn") and B-H Auburn L.P. ("Auburn") entered into a note payable (the "Auburn Note") to the sellers of the Country Hearth Inn located in Auburn, Indiana (the "Auburn Country Hearth Inn"). The Auburn Note and the Findlay Note are herein referred to collectively as the "Country Hearth Notes". The sellers of the Findlay Country Hearth Inn and the Auburn Country Hearth Inn are herein referred to as the "Sellers". The Company is the beneficial owner of 81% of both Findlay and Auburn, and previously executed corporate guarantees pursuant to which the Company guarantees the performance of Findlay and Auburn under the Country Hearth Notes. The Country Hearth Notes are further secured by 90,000 shares of Class B Common Stock of the Company.

          Findlay, Auburn, the Company, and Sellers have modified the Country Hearth Notes by executing that certain Second Modification of Promissory Note, Stock Pledge Agreement and Guaranty (the "Second Modification"). The terms and conditions of the Second Modification are summarized as follows:

          1.) The outstanding balances of the Country Hearth Notes in the amounts of $244,000 (Auburn) and $564,000 (Findlay) shall accrue interest at the annual rate of 12%, effective May 15, 1998. Pursuant to the Second Modification, interest payments for the period beginning May 15, 1998 through October 15, 1998 in the aggregate approximate amount of $41,000 were paid concurrently on the Country Hearth notes with the execution of the Second Modification;

          2.) The maturity date of the Country Hearth Notes was extended to October 15, 1998;

          3.) The Country Hearth Notes were further secured by a pledge of up to 50% of Host Funding Inc.'s equity in BacHost, L.L.C., the general partner of each of Findlay and Auburn;

          4.) Upon execution of the Country Hearth Notes in October, 1997, the Company issued 80,819 shares of the Company's Class A Common Stock with a per share value of approximately $9.27 and an aggregate value of $750,000 in partial payment of the purchase
               price of the Country Hearth Inns.   The Country Hearth Notes were
               modified to provide that if, on October 21, 1998, the closing price of the Company's Class A Common Stock as traded on the American Stock Exchange is less than $6.50 per share, the Company shall make an additional cash payment to Sellers so that the total value of Class A Common shares at the per share price on October 21, 1998 plus the amount of such additional cash payment to the Sellers equals $750,000. The Company has booked a liability in the amount of $588,000 related to this obligation.

          SUBSEQUENT EVENTS.

          DEFAULT UNDER THE COUNTRY HEARTH NOTES

          The Company received notices of default under the Country Hearth Notes effective October 15, 1998 for failure to make scheduled payments of principal and interest in approximate amounts of $244,000 (Auburn) and
          $564,000 (Findlay).   The Company is currently in negotiations, with
          the noteholders to cure such default notices.


          PURCHASE OF COMMON STOCK BY THE COMPANY

          On July 16, 1998 the Company's Board of Directors authorized the Company to purchase up to $200,000 of the outstanding shares of the Company's common stock on the open market. Through September 30, 1998, the Company had purchased approximately 47,400 shares for a total cost of approximately $139,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     The Company has recently formed Host Mortgage, Inc. ("HMI"), a wholly-owned REIT qualified subsidiary of the Company. The Company intends to use HMI to continue its mortgage loan program in which HMI will purchase motel properties in a capital lease structure that, typically, may allow qualified sellers to defer income and taxes that would be recognized under a standard sale.

     The Company currently owns 12 properties, all of which are subject to percentage leases (the "Percentage Leases") pursuant to which Crossroads Hospitality Tenant Company, L.L.C. ("Crossroads") is responsible for management and operation of 2 properties and an affiliate of Buckhead America Corporation ("Buckhead") is responsible for management and operation of 10 properties.

     Effective June 3, 1998, the Company terminated lease agreements with Crossroads pertaining to certain of the Company hotels, sold the right to lease such properties to Buckhead, and entered into lease agreements with Buckhead. The leases with Buckhead are substantially the same in all material respects as the previous leases with Crossroads. The sale of lease rights generated a net book gain of approximately $573,000. Net cash received by the Company at the close of the transaction was approximately $86,000. In connection with the sale by the Company of the hotel lease rights to Buckhead, the Company received 53,647 shares of Buckhead common stock which the company sold on August 11, 1998, and received approximately $319,000 in cash.

     The Company retained Southwest Securities, Inc.'s Real Estate Investment Banking Group (Southwest) as financial advisor to assist the Company's Board of Directors in evaluating various proposals from multiple sources involving strategic alliances with the Company. The proposals are structured in order to provide significant long-term positive impact on shareholder value. The Company's Board directed Southwest to develop a short list of alternatives and initiate detailed discussions with selected parties. Discussions with these groups are ongoing.

     Subsequent to the annual meeting, the Company announced that its Board of Directors authorized the Company to undertake the purchase of the Company's stock in the open market for a period of 90 days commencing July 17, 1998. Through September 30, 1998 the Company had purchased approximately 47,400 shares for a total cost of approximately $139,000.

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

     In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" (EITF 98-9). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent income are met. In July 1998 the Task Force issued transition guidance stating that the consensus could be applied on a prospective basis effective April 1, 1998. The Company has reviewed the terms of its percentage leases and has determined that the provisions of EITF 98-9 will impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual percentage lease revenue or interim cash flow from its third party Lessees. The Company has adopted the provisions of EITF 98-9 and has recorded the results of the second quarter in accordance with the new pronouncement. The effect of the change on the nine months ended September 30, 1998 was to decrease lease revenue and therefore net income applicable to common shareholders approximately $277,000 (approximately $0.18 per share-basic and diluted).

     The Company's percentage leases provide for the greater of (i) annual fixed base rent or (ii) rent based on the revenue of hotels ("Percentage Rent") to be remitted to the Company annually. The leases contain annual room revenue thresholds used to calculate two tiers of percentage rent which are applied to annualized room revenues on a quarterly basis to determine quarterly Lessee Percentage Rent payments. The provisions of EITF 98-9 call for straight-line recognition of the annual base rent throughout the year and for he deferral of any additional lease amounts collected or due from the Lessees until such amounts exceed the annual fixed base rent. This will generally result in base rent being recognized in the first and second quarters and percentage rents already collected or due from the Lessee being deferred and then recognized in the third and fourth quarters due to the structure of the Company's percentage leases and the seasonality of the hotel operations. Historically, the Company has recorded lease revenue in interim periods on a basis similar to that used to determine quarterly Lessee Percentage Rent payments, resulting in the second and third quarters being the strongest quarters.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:

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

     As noted above, approximately $277,000 in percentage rental income has been deferred for the nine months through September 30, 1998. Percentage rental income was recognized as earned in 1997, but these timing differences will negate by December 31, 1998.

     Occupancy and average room rates of approximately 65% and $48.09 for the Company Properties for the nine months ended September 30, 1998 resulted in total sales of approximately $7,595,000 and generated total lease revenues of approximately $2,880,000. An additional $277,000 in percentage rental revenues were earned but deferred for financial reporting purposes pursuant to EITF 98-9. Occupancy and average room rates of 64.8% and $48.56 for the Initial Hotels, the Mission Bay Hotel, and the Sleep Inn properties for the nine months ended September 30, 1997 and 85.46%
and $57.66 for the Flagstaff property for the period from March 14 to September 30, 1997 resulted in total sales of approximately $6,956,000 which generated lease revenues of approximately $2,723,000.

     The increase in Interest Expense (including amortization of loan costs) to approximately $2,022,000 for the nine months ended September 30, 1998 from $1,687,000 in 1997 results from debt associated with property acquisitions and general corporate use over these periods. The 1998 and 1997 amounts include approximately $121,000 and $299,000 in loan fee amortization; the decrease in loan fees is attributable to the refinance of the Host Ventures loan from two years to 25 years.

     The increase in Depreciation and Amortization results from acquisition of the Company Properties over the periods. The Company Properties are recorded at historical cost and depreciated over their useful lives. Amortization of franchise fees totaling approximately $8,300 are included in Depreciation and Amortization.

     Administrative expenses - other totaled approximately $674,000 and $818,000 for the nine months ended September 30, 1998 and 1997, including the following approximate amounts: salary and benefit costs of $219,000 and $239,000, audit and accounting fees of $57,000 and $77,000, contract labor of $32,000 and $10,000, rent of $13,000 and $9,000, fees to the American Stock Exchange of $7,000 and $0, fees to the stock transfer agent of $40,000 and $52,000, filing and printing costs of $34,000 and $40,000, relinquished project costs of $107,000 and $47,000, legal fees of $56,000 and $79,000, travel costs of $32,000 and $92,000, directors fees of $16,000 and $15,000, discount on note receivable of $0 and $31,000 and other costs of $61,000 and $127,000.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                             PART II-OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     There are no legal proceedings which would have a material effect on the consolidated financial position or the consolidated operating results of the Company.

Item 2.  CHANGES IN SECURITIES.

     Through September 30, 1998, the Company had purchased, in the open market, approximately 47,400 shares of Class A common stock for an approximate purchase price of $139,000.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None in the current quarter.

Item 5.  OTHER INFORMATION.

      None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

EXHIBIT NUMBER           DESCRIPTION
--------------           -----------

     3.1 Amended and Restated Charter of the Company (incorporated byreference to Exhibit 3.1 to Company's Amendment to Form S-11 effective April 17, 1996).

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



Dated: November 13, 1998           HOST FUNDING, INC.


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