Form 10-K
period 1998-12-31
HOST FUNDING INC
filed 1999-04-08
CIK 945980

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from      _________to ________

                         Commission file number 1-14280

                               Host Funding, Inc.
--------------------------------------------------------------------------------
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the Company (totaling 996,841 shares) was $2,865,918 (based upon the closing bid of the Company's common stock on the AMEX on March 24, 1998 of $2 7/8 per share). The term affiliates is deemed, for this purpose only, to refer only to directors, officers and principal stockholders of the Company.

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Company's Class A Common Stock was 1,546,369 as of March 24, 1999.

                       Documents Incorporated by Reference

          Part III: Proxy Statement for the 1998 Annual Meeting of Stockholders to be held June 7, 1999.

                                TABLE OF CONTENTS

Item                                                                        Page
Number                                                                    Number

                                     PART I

1.       Business............................................................  3

2.       Properties .........................................................  9

3.       Legal Proceedings................................................... 11

4.       Submission of Matters to a Vote of Securities Holders............... 11

                                     PART II

5.       Market for the Company's Common Equity and
         Related Shareholder Matters......................................... 11

6.       Selected Financial Data............................................. 12

7.       Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 14

7A.      Quantitative and Qualitative Disclosures About Market Risk.......... 20

8.       Financial Statements and Supplementary Data......................... 20

9.       Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................ 20

                                    PART III

10.      Directors and Executive Officers of the Company..................... 21

11.      Executive Compensation ............................................. 23

12.      Security Ownership of Certain Beneficial Owners
         and Management ..................................................... 25

13.      Certain Relationships and Related Transactions...................... 27

                                     PART IV

14.      Exhibits, Financial Statements, Financial Statement Schedules
         and Reports on Form 8-K ............................................ 28

                                     PART I

         Certain statements in this Form 10-K constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "believe", "expect", "anticipate", "intend", "estimate", and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference in actual results include, but are not limited to the Company's dependence upon rental payments from the lessees of the Company's hotel properties for substantially all of the Company's income; the Company's dependence upon the abilities of the lessees of the Company's hotel properties to manage the hotel properties; risks associated with the hotel industry and real estate markets in general; and risks associated with debt financing.

ITEM 1. BUSINESS

Overview

           Host Funding, Inc. (the "Company") was incorporated in the State of Maryland in December 1994, and was inactive from inception to March 31, 1995. The Company's Class A Common Stock began trading on the American Stock Exchange on April 22, 1996, the date of the Company's initial public offering. Upon closing of the Company's initial public offering, the Company owned five Super 8 Hotels located in Somerset, Kentucky; Miner, Missouri; Poplar Bluff, Missouri; Rock Falls, Illinois; and Mission Bay, California (the "Initial Hotels"). As of December 31, 1998, the hotel property portfolio of the Company consisted of 12 hotels located in 9 states consisting of approximately 922 rooms

           The Company is engaged in the business of acquiring high quality, limited-service and full service hotels throughout the United States, which are affiliated with national or regional hotel chains. Although the Company was initially structured as a real estate investment trust ("REIT"), it has not yet elected REIT status under the Internal Revenue Code. Since the commencement of Company operations and the acquisition of the Initial Hotels, the Company has formed wholly-owned subsidiaries for the purpose of owning the Initial Hotels and acquiring additional hotel properties. Unless the context otherwise requires, references to the Company include the Company and its subsidiaries, and references to the hotel properties owned by the subsidiaries of the Company are referred to as the "Company Hotels".

Business Development

           During 1998, the Company focused on improving the operations and performance of the Company Hotels. For the period beginning January 1, 1998 and ending June 2, 1998, Crossroads Hospitality Tenant Company, LLC ("Crossroads") operated 10 of the Company Hotels pursuant to Percentage Leases (the "Crossroads Leases") and BAC Hotel Management, LLC ("Buckhead") operated the remaining two Company Hotels pursuant to Percentage Leases (the "Buckhead Leases"). Effective June 3, 1998, the Company terminated two of the Crossroads Leases relating to the Sleep Inn properties owned by Host Ventures, Inc. ("HVI") and located in Ocean Springs, Mississippi, and Sarasota, Florida (collectively, the "HVI Properties"). Also effective June 3, 1998 the Company terminated the Crossroads Leases relating to the Sleep Inn properties owned by CrossHost, Inc. ("CHI") and located in Destin, and Tallahassee, Florida; and the Super Eight properties located in Rock Falls, Illinois; Minor, Missouri; Poplar Bluff, Missouri; and Somerset Kentucky (collectively, the "CHI Properties.")

           Concurrently with the termination of the Crossroads Leases listed above, HVI and CHI entered into separate Restated and Amended Agreements Regarding Hotel Leases with Buckhead pursuant to which Buckhead agreed to lease the HVI Properties and the CHI Properties, except for the Sleep Inn hotel located in Tallahassee, Florida, which was leased to the previous owner of that property. Buckhead is a wholly owned subsidiary of Buckhead America Corporation, an independent, publicly owned company (NASDAQ: BUCK). The financial statements of Buckhead are included in the consolidated financial statements of Buckhead America Corporation and are required to be filed with the Securities and Exchange Commission, together with other information, as required under the Securities Exchange Act of 1934. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments".

           Effective January 1, 1999, CHI entered into a lease agreement (the "RPD Lease") whereby RPD Hotels 18, LLC ("RPD") leased the Mission Bay property from CHI. Concurrently with the execution of the RPD Lease, the Company terminated the Crossroads Lease pertaining to the Mission Bay property and the related franchise agreement with Super 8 Hotels. RPD will operate the Mission Bay property as a Vagabond Inn.

           In conjunction with the execution of the RPD Lease, CHI and RPD entered into an Option Agreement relating to the Mission Bay property (the "Mission Bay Option Agreement"). The Mission Bay Option Agreement provides that RPD, or an affiliate of RPD, may purchase the Mission Bay property for the amount of $3,225,000 paid in immediately available funds at closing. RPD, in consideration for being granted a purchase option by CHI, made a non-refundable option payment in the amount of $500,000 (the "Option Payment"). The proceeds of such Option Payment were used to pay termination fees due to Crossroads, termination fees due to the previous franchisor, and for general corporate purposes. Effective February 24, 1999 HVI also entered into an option agreement with RPD Flagstaff, LLC, an affiliated of RPD, whereby HVI granted an option to purchase the Super 8 motel in Flagstaff, Arizona for total consideration of $5,265,000. See "Managements Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments."

Percentage Leases

           In General

           The Company leases each of the Company Hotels pursuant to the Percentage Leases (herein so called). Each Percentage Lease contains substantially the provisions described below, and the Company intends that future lease agreements entered into with respect to its hotel property investments will contain substantially similar provisions. The Company's Board of Directors may, in its discretion, alter any provisions within any particular lease (including granting the lessee an option to purchase the property similar to the RPD Lease).

           Percentage Lease Terms

           Each Percentage Lease has an initial term of not less than fifteen years, subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Leases (including provisions relating to damage to hotels, condemnation of hotels, and termination on disposition of hotels).

           Amounts Payable Under the Percentage Leases

           During the term of each Percentage Lease, the lessee is obligated to pay (i) base rent, (ii) percentage rent, and (iii) all taxes, assessments, ground rents, water, sewer or other rents and charges, excises, tax inspection, authorization or similar fees and all other governmental charges (the "Impositions"), except the property taxes on 2 hotels (the Company is obligated to pay property taxes on all hotels except on the Mission Bay property and the Sleep Inn property located in Tallahassee, Florida), and
(iv) every fine, penalty, interest and cost for non-payment or late payment of base rent, percentage rent, or the Impositions and (v) franchise fees as described below. Base rent accrues and is required to be paid monthly. Percentage rent is based on percentages of room revenues for each of the hotels and is due and payable quarterly.

           Maintenance, Modifications and Capital Expenditures

           Generally, the lessee, at its expense, is required to maintain the hotels in good order and repair, except for ordinary wear and tear, and to make non-structural repairs, foreseen and unforeseen repairs, and ordinary repairs which may be necessary and appropriate to keep the hotels in good order and repair. During the year ended December 31, 1998, approximately $376,000 was spent by the Lessees on repairs and maintenance.

           The lessee, at its expense and subject to approval by the Company, may make non-capital and capital additions, modifications or improvements to the hotels, provided that such action does not significantly alter the character or purposes of the hotels or significantly detract from the value or operating efficiencies of the hotels. All such alterations, replacements and improvements become the property of the Company upon termination of the Percentage Leases. The Company owns substantially all personal property (other than inventory, linens and other non-depreciable personal property) not affixed to, or deemed a part of, the real estate or improvements thereon.

           Under the Percentage Leases, the Company is required to fund into replacement reserve accounts (the "Reserve Accounts") amounts ranging from four percent (4%) to six percent (6%) of gross room revenues for the preceding month. Deposits in the Reserve Accounts are used to fund replacements of furniture, fixtures and equipment and for capital additions to the hotels. Expenditures from the Reserve Accounts generally must be jointly approved by the Company and the lessee.

           Insurance and Property Taxes

           The Company is responsible for paying the property taxes on the Company Hotels, except for property taxes related to the Sleep Inn property located in Tallahassee, Florida and the Super 8 property located in Mission Bay, California, which are the responsibility of the Lessee. Real and personal property taxes of the Company hotels may increase as property tax rates change and as the properties are assessed or reassessed by the taxing authorities. The lessee is required to pay for all insurance on the Company Hotels, with extended coverage, including business interruption, casualty, comprehensive general public liability, workers' compensation and other insurance as described in the Percentage Leases, and must name the Company as the insured or an additional named insured.

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

           The Franchise Agreements generally require the franchisee to pay a monthly franchise fee based on gross sales and to pay various other marketing fees associated with certain marketing or advertising and centralized reservation service funds, usually based on gross sales. The lessee, under the Percentage Leases, is responsible for payment of franchise fees. Such fees may vary between individual hotels within a franchise system based on the type of marks, restaurants or other aspects of the particular franchise system.

           The Franchise Agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels, which are established by the franchisors to maintain uniformity in the system created by each such franchisor. Such standards generally regulate the hours of operation, maintenance, appearance and cleanliness, quality and type of goods and services offered, signage, protection of marks and advancement of marks. Compliance with such standards could require significant expenditures by the lessee for capital improvements. Any such improvements could increase the value of the applicable hotel to the benefit of the Company.

           The Franchise Agreements generally require the consent of the franchisor to a transfer of an interest in the applicable franchise or franchisee and the payment of a termination fee upon termination of the franchise agreement prior to its expiration.

Growth Strategy

           The Company's growth strategy is to increase cash flow and enhance shareholder value by acquiring additional existing hotels that meet the Company's investment criteria and by participating, through the Percentage Leases, in revenue growth at its hotels. In order to achieve this strategy, the Company began developing an innovative acquisition/lease back structure in the early summer of 1998. This new structure is appealing to non-public sellers of hotel properties because, in most circumstances, they may receive significant amounts of cash for their properties without being subject to federal income taxes. The structure is also appealing to publicly held entities which sell hotel properties based upon the possibility of receiving significant amounts of cash while retaining leasing and management rights.

           The dramatic decline in debt and equity financing available to the hospitality industry that occurred in the late summer of 1998 significantly delayed the success of the Company's growth strategy. In late 1998 and early 1999, the markets appeared to be returning to underwriting and cost standards that were in place prior to the dramatic decline in available financing. The Company is confident that this structure will continue to be well received by sellers of hotels, lenders, and equity sources, and expects to begin consummating transactions using this structure in the near future.

Environmental Matters

           Under various federal, state and local environmental laws, ordinances, regulations and common law, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property whether or not it was responsible for their presence. Such laws and common law principles could also be used to impose liability upon owners or operators of real properties for release of asbestos containing materials ("ACMs") that cause personal injury or other damage. The policy of the Company is to obtain a Phase I environmental assessment report for each of the hotels acquired by the Company, prepared by an independent environmental consultant.

           The Company is not aware of any environmental condition with respect to the Company Hotels that could have a material adverse affect on the Company's financial condition or results of operations. No assurances can be given, however, that (i) environmental assessments undertaken with respect to the Company Hotels have revealed all potential environmental liabilities, (ii) any prior owner or operator of the real property on which the Company Hotels are located did not create any material environmental condition not known to the Company, or (iii) a material environmental condition does not otherwise exist as to any one or more Company Hotels. Pursuant to the Percentage Leases, the Lessee has agreed to comply with applicable environmental regulations. However, in the event that the Company is held liable for costs and expenses in connection with a site clean-up or in connection with ACM, and the Company is unable to enforce or obtain recoveries under the indemnity provisions of the Percentage Leases, such costs and expenses could have a material adverse affect on the Company.

Employees

           As of December 31, 1998, the Company had three (3) full-time employees.

Competition

           The hotel industry is highly competitive. All of the Company Hotels are located in developed areas and experience competition primarily found in other similarly priced hotels within their immediate vicinity. In addition, each hotel competes with other hotel properties in its particular geographic market. The number of competitive hotel properties in a particular market or geographic area could have a material and adverse affect on the rental market for the room units at each hotel and the rates which may be charged for such room units. The Company Hotels must also compete for occupants with new hotels in the area.

           In addition, when the Company seeks to acquire hotel properties, the Company competes for investment opportunities with entities which have substantially greater financial resources than the Company. Competition generally reduces the number of suitable investment opportunities offered to the Company and increases the bargaining power of property owners seeking to sell.

Seasonality of the Hotel Business

           The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters of a calendar year. All of the Company Hotels typically reflect the effects of this industry seasonality. This seasonality may cause significant quarterly fluctuations in the Company's lease revenues.

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

           Americans with Disabilities Act

           The Company Hotels must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Under the public accommodations provisions of the ADA, the Company, as owner of the Company Hotels, will be obligated to reasonably accommodate the patrons of the hotel properties who have physical, mental or other disabilities. This includes the obligation to remove architectural and communication barriers at the Company Hotel when doing so is "readily achievable". In addition, under the commercial facilities provisions of the ADA, the Company is obligated to ensure that alterations to any hotel properties conform to the specific requirements of the ADA implementing regulations. Noncompliance could result in the imposition of fines, injunctive relief, and an award of damages and attorneys' fees. The lessee generally is obligated to remedy any ADA compliance matters pursuant to the Percentage Leases. However, if required changes were to involve significant expenditures, the ability of the lessee to pay rent could be adversely affected which, in turn, could have a material adverse affect on the Company. Currently, the Company believes that all Company Hotels are in compliance with the ADA in all material respects.

ITEM 2. PROPERTIES

           The Company's principal executive offices are located at 6116 North Central Expressway, Suite 1313, Dallas, Texas 75206. The Company leases approximately 1,200 square feet for its corporate headquarters. The lease term extends through December 1999, at an annual rate of approximately $16,000.
The Company believes that the size of the corporate headquarters is adequate for the Company's current needs. In addition, the Company owns twelve hotel properties located in nine states consisting of approximately 922 rooms. Set forth in the following chart is certain information relating to the Company Hotels.

                                                                                        Gross Revenues
                                                                                        for the 12        Annual      Year
                                  Annual Percentage                                     Months Ended      Base        Acquired/
                      Rooms       Rent Formula (Year to Date"YTD")                      12-31-98          Rent***     Built
                      -----       --------------------------------                      --------          --------    -----
                                  35% YTD Revenues over initial Break-Even
Miner,                63          Threshold of $706,860* on first $200,000 over
Missouri                          Bread-Even Threshold, and 40% thereafter, less
(Super 8)                         Percentage Rent previously paid YTD.                    $761,000        $263,000    1995/85

Poplar Bluff,                     35% YTD Revenues over initial Break-Even
Missouri              63          Threshold of $586,500* on first $100,000 over
(Super 8)                         Break-Even Threshold, and 37% thereafter, less
                                  Percentage Rent previously paid YTD.                    $587,000        $226,000    1995/85

Rock Falls,                       28.75% YTD Revenues over initial Break-Even
Illinois              63          Threshold of $622,120* on first $200,000 over
(Super 8)                         Break-Even Threshold, and 35% thereafter, less
                                  Percentage Rent previously paid YTD.                    $737,000        $266,000    1995/85

Somerset,                         32% YTD Revenues over initial Break-Even
Kentucky                          Threshold of $425,000* on first $200,000
(Super 8)             63          over Break-Even Threshold, and 35% thereafter,
                                  less Percentage Rent previously paid YTD.               $472,000        $127,000    1995/85

Mission Bay,                      30% YTD Revenues over initial Break-Even
California                        Threshold of $1,100,000** on first $100,000
(Super 8)             117         over Break-Even Threshold, and 40% thereafter,
                                  less Percentage Rent previously paid YTD.             $1,321,000        $308,000    1996/87

Flagstaff,

Arizona               90          32% YTD over $925,000 less Percentage Rent
(Super 8)                         previously paid.                                      $1,210,000        $505,000    1997/85

Tallahassee,          78          5% of Revenues
Florida                                                                                   $562,000        $255,000    1996/94
(Sleep Inn)

Destin,               77          30% YTD Revenues over initial Break-Even
Florida                           Threshold of $850,500* on first $350,000 over
(Sleep Inn)                       Break-Even Threshold, and 35% thereafter, less
                                  Percentage Rent previously paid YTD.                    $687,000        $382,000    1996/92

Ocean Springs,        78          30% YTD Revenues over initial Break-Even
Mississippi                       Threshold of $788,400* on first $350,000 over
(Sleep Inn)                       Break-Even Threshold, and 35% thereafter, less
                                  Percentage Rent previously paid YTD.                    $949,000        $369,000    1996/95

Sarasota,             80          30% YTD Revenues over initial Break-Even
Florida                           Threshold of $802,800* on first $300,000 over
(Sleep Inn)                       Break-Even Threshold, and 35% thereafter, less
                                  Percentage Rent previously paid YTD.                    $973,000        $304,000    1996/93

Auburn,               78          30% YTD Revenues over initial Break-Even
Indiana                           Threshold of $760,000 on first $260,000 over
(Country Hearth)                  Break-Even Threshold, and 40% thereafter, less

                                  Percentage Rent previously paid YTD.                    $763,000        $303,000    1997/87

Findlay,              72          30% YTD Revenues over initial Break-Even
Ohio                              Threshold of $740,000 for first $300,000, and
(Country Hearth)                  40% thereafter, less Percentage Rent previously
                                  paid YTD.                                               $989,000        $314,000    1997/88
                                                                                          --------        --------

Consolidated Total for Hotels                                                          $10,011,000      $3,622,000
                                                                                       ===========      ==========

*        Break-Even Threshold increases by 2% per year
**       Break-Even Threshold increases by 3% per year
***      Base Rent Effective 12/31/98

ITEM 3. LEGAL PROCEEDINGS

           The Company was named as a defendant in a complaint filed on September 24, 1998, in the United States District Court, District of Minnesota, Fifth Division under court file number 98-2154-MJD/RLE (the "Complaint") by Five Lion, Inc. and Lion Investment Limited Partnership (the "Plaintiffs"). The Complaint alleges, among other things, that the Company is obligated to reimburse $150,000 that the Plaintiffs paid to the Company pursuant to a letter agreement dated February 13, 1998. The Company believes the Plaintiffs are not entitled to reimbursement of the $150,000 and intends to vigorously defend the Complaint. In the event, however, that the Company should be found obligated to reimburse all or any part of the $150,000, such reimbursement will not have a material adverse affect on the financial condition of the Company based upon prior accruals relating to alleged reimbursement in the Company's financial statements.

           The Company is a party to other non-material legal proceedings through the normal course of business. The Company does not anticipate the losses, if any, will have a material impact on the financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         There were no submissions of matters to a vote of securities holders in the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

           The Company's Class A Common Stock trades and is reported on the American Stock Exchange ("AMEX") under the symbol "HFD". The Class A Common Stock began trading on April 22, 1996, the date of the Company's initial public offering. In July 1998, the Company's Board of Directors authorized the Company to purchase up to $200,000 of the Company's Class A Common Stock in the open market. From that time through December 31, 1998, the Company purchased 54,400 shares for a total amount of approximately $155,000, including transaction fees.

           The Company also has issued and outstanding two series of warrants designated "Series A Warrants" and "Series B Warrants". The Series A Warrants provide warrants to purchase 225,000 shares of Host Funding's Class A Common Stock at $9.90 per share, and expire on February 2, 2000. The Series B Warrants provide warrants to purchase 225,000 shares of the Company's Class A Common Stock at $10.80 per share, and expire on February 2, 2001. There are additional provisions in the Series A Warrants and the Series B Warrants that allow certain limited registration rights and pro rata treatment upon the occurrence of certain events, including, without limitation, stock splits, mergers, reclassifications of stock, or a recapitalization of the Company.

           The following table shows the range of high and low bid prices of the Company's Class A Common Stock for the years 1996, 1997 and 1998 as reported on the AMEX.
                                                    1996
                                          High                 Low
                                          ----                 ---

                     April 22, 1996
                      to June 30,1996    9                    7 7/8
                     Third Quarter       8 5/8                7 5/8
                     Fourth Quarter      8 3/4                7 3/8

                                                    1997
                                          High                 Low
                                          ----                 ---

                     First Quarter      10 1/2                7 1/2
                     Second Quarter      9 7/8                8 3/8
                     Third Quarter       9 5/8                8 5/8
                     Fourth Quarter      9 3/16               5

                                                    1998
                                          High                 Low
                                          ----                 ---

                     First Quarter       7 3/4                5 1/4
                     Second Quarter      5 7/16               4 3/8
                     Third Quarter       4 3/ 4               1 7/8
                     Fourth Quarter      2 5/16               1 11/16

           As of March 24, 1999 there were approximately 1,300 shareholders of record of the Company's Class A Common Stock and the closing bid price was $2 7/8.

           During 1997, the Company declared dividends of $0.24 per share on February 4, $0.24 per share on May 30, $0.24 per share on September 2, and $0.24 per share on December 12. No dividends were declared or paid in 1998.

     The Company's ability to make dividend payments to its shareholders is significantly dependent upon the Company's net cash flow from the operations of the Company Hotels. No assurances can be given that net cash flow from the Company's operations will be sufficient to enable the Company to make dividend payments in the future.

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

                                   Year Ended        Year Ended         Year Ended          Nine Months Ended
                                   December 1, 1998  December 31, 1997  December 31, 1996   December 31, 1995
OPERATING RESULTS:
GROSS REVENUES                       $  3,926,042      $  3,837,350      $  1,768,783       $   942,343
LOSS BEFORE INCOME TAXES             $   (904,316)     $ (1,025,514)     $   (149,276)      $   (31,217)
NET LOSS                             $   (904,316)     $ (1,025,514)     $   (149,276)      $   (28,217)

BASIC AND DILUTED NET LOSS
   PER COMMON SHARE                  $      (0.58)     $      (0.68)     $      (0.12)      $     (0.04)

WEIGHTED AVERAGE NUMBER
   OF BASIC AND DILUTED COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                          1,559,916         1,516,652         1,244,668           690,000

DISTRIBUTIONS PER COMMON SHARE:

CLASS A                              $                 $       0.96      $      0.465
CLASS B                              $                 $                 $
CLASS C                              $                 $                 $

TOTAL ASSETS                         $ 32,449,658      $ 31,996,180      $ 20,435,575       $ 2,694,694

LONG TERM DEBT
   (including current portion)       $ 25,790,837      $ 25,036,346      $ 15,500,000       $ 4,230,565
SHAREHOLDERS'EQUITY                  $  3,587,500      $  4,279,337      $  4,703,395       $(2,064,834)


OTHER FINANCIAL DATA:
   NET CASH PROVIDED BY (USED IN)
   OPERATING, INVESTING, AND
   FINANCING ACTIVITIES                $   17,462      $   (169,825)     $    218,193       $       500

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

           Effective June 3, 1998, leasing and management of seven of the Company Hotels (the "Crossroads Leases") were transferred from Crossroads to Buckhead. See "Business-Business Development". Management believes that the hotel management abilities of Buckhead will have long term, positive impacts on the profitability of the Company Hotels leased to Buckhead and thus, the Company.

           In consideration of the termination of the Crossroads Leases, CHI and HVI together paid approximately $349,000 in lease termination fees to Crossroads (the "Termination Fees"). The Termination Fees were reduced by certain working capital amounts previously funded by CHI and HVI; increased by amounts advanced by Crossroads relating to capital expenditure items; and increased or reduced by certain other items pursuant to the Crossroads Leases; all of which totaled approximately $402,000. Additionally, the Company released the 60,000 shares of the Company's Class A Common Stock previously pledged by Crossroads as security for the performance by Crossroads of its obligations under the Crossroads Leases.

           Concurrently with the termination of the Crossroads Leases, HVI and CHI entered into separate lease agreements with Buckhead (collectively, the "Buckhead Leases"), for the seven hotel properties subject to the Crossroads Leases.

           The total purchase price paid to CHI and HVI in consideration of execution of the Buckhead Leases was $1,250,000, and was adjusted for the Termination Fees, working capital retained by Buckhead, promissory notes from Buckhead, transaction costs, and a credit to Buckhead. A portion of the purchase price was paid by Buckhead in the form of Preferred Stock in Buckhead (the "Buckhead Stock"), which was sold by the Company in August, 1998. The net cash proceeds from the above lease transactions and Termination Fees was approximately $400,000, which was used for general corporate purposes. The above transactions generated a net gain of approximately $573,000.

           Effective January 1, 1999, the Company terminated the lease with Crossroads and entered into a new lease with RPD 18, LLC ("RPD") relating to the Mission Bay property. RPD is an affiliate of Vagabond Inns, a proven motel owner/operator with motel properties located throughout the Western United States. RPD has converted the Mission Bay Property from a Super 8 Motel to a Vagabond Inn.

           The Company and Vagabond had previously executed an option agreement (the "Mission Bay Option") whereby Vagabond has the option to purchase the Mission Bay Property for a purchase price of $3,225,000. In consideration for granting the Mission Bay Option, Vagabond agreed to pay the Company a non-refundable option payment of $500,000. These funds were received in the first quarter, 1999 and were used to pay termination fees to Crossroads, termination fees to the franchisor, and for general corporate purposes.

           Effective February 24, 1999 HVI and RPD Flagstaff, LLC ("RPD Flagstaff") entered into an option agreement (the "Flagstaff Option") whereby HUI granted RPD Flagstaff an option to purchase the Flagstaff property. The Flagstaff Option may be exercised at the earlier of March 2000 or upon conveyance of the Flagstaff property to a third party by HVI. The total consideration to HVI upon exercise of the Flagstaff Option is approximately $5,265,000.

           The Company is expending significant funds to maintain and enhance the quality of the Company Hotels. An additional amount of approximately $400,000 of the proceeds from the sale of lease rights to Buckhead was reserved for the benefit of the Company Hotels. As of December 31, 1998, approximately $130,000 had been expended on certain repairs and improvements to the Sleep Inn property located in Destin, Florida. The repair and improvement work to the Destin property was completed in January 1999 and the property is fully operational. An additional amount of approximately $120,000 of the reserved $400,000 was expended on six other Company Hotels during the first quarter, 1999. Additionally, in March 1999, the Company began undertaking renovations to the Sleep Inn property in Sarasota, Florida in order to achieve compliance with certain guidelines from Choice Hotels International, the holder of the Sleep Inn franchise. Management expects construction to proceed as expected with compliance to be achieved in the second quarter of 1999.

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

           In May, 1998 the Sleep Inn Motel located in Tallahassee, Florida (the "Tallahassee Sleep Inn") was reopened after having been closed due to repair of certain structural defects. The Tallahassee Sleep Inn is fully restored and operating.

           The Company retained Southwest Securities, Inc.'s Real Estate Investment Banking Group ("Southwest") as financial advisor to assist the Company's Board of Directors in evaluating various proposals from multiple sources involving strategic alliances with the Company. Southwest negotiated, on behalf of the Company, a letter of intent with an investment group (the "Investment Group") whereby the Investment Group agreed to purchase 2,000,000 new shares of the Company's Class A Common Stock for $3.00 per share. The Company terminated such letter of intent effective February 16, 1999 due to the inability of the parties to reach a mutual understanding. Southwest continues to negotiate, on behalf of the Company, with several other groups interested in making significant investments in the Company.

           In a separate transaction, on February 17, 1999 a tender offer
(the "Tender Offer") was filed on Schedule 14D-1 with the Securities and Exchange Commission by a group unaffiliated with the Investor Group described above. The Company filed a Schedule 14D-9 with the Securities and Exchange Commission on March 1, 1999 and an amendment to Schedule 14D-9 on March 23, 1999, each of which is incorporated by reference into this Annual Report in Form 10-K. The Company has not been informed of the status of the Tender Offer as of March 30, 1999.

           The Annual Meeting of the Stockholders of the Company was held on July 16, 1998 in Dallas, Texas. At the Annual Meeting, the stockholders re-elected Michael S. McNulty, Guy E. Hatfield, William M. Birdsall, Don W. Cockroft and Charles R. Dunn to serve as directors of the Company, each of whom had served as directors of the Company during the immediately preceding year.

           Subsequent to the annual meeting, the Company announced that the Board of Directors had authorized the Company to undertake the purchase of the Company's stock in the open market for a period of 90 days commencing July 17, 1998. Through December 31, 1998 the Company had purchased 54,400 shares for approximately $155,000, including transaction fees.

The Company is structured as a REIT, but has not elected REIT status.

Results of Operations

Years Ended December 31, 1998, 1997, and 1996:

           Occupancy, average room rates, and revenue per available room of 62.4%, $49.50, and $30.88 for the Company Hotels for the year ended December 31, 1998 resulted in total sales, including room sales, of approximately $10,012,000.

           Lease Revenue, Related Party: Reduced to $0 in 1998 and 1997, from $278,453 in 1996. The reduction was the result of the termination of the related party leases and Crossroads Hospitality Tenant Company, L.L.C. (an unrelated party) ("Crossroads"), becoming lessee of the Company Hotels in April, 1996.

           Lease Revenue: The 1998 amount of $3,891,000 reflects a full year of operations for all properties; the 1997 amount of $3,679,000 reflects revenues associated with the acquisition of the Super 8 Motel located in Flagstaff, Arizona and the Country Hearth Inns located in Auburn, Indiana and Findlay, Ohio. The 1997 amount also reflects the first full year of unrelated parties as lessees. The 1996 amount of $1,262,000 reflects a partial year (April through December) of unrelated parties as lessees.

           Interest Income, Related Parties: Reduced to $0 in 1998 from $122,000 in 1997. The 1998 amount was reduced from the 1997 amount because a note receivable from a related party was satisfied in 1997, and the directors of Host Funding agreed to forego director fees provided interest due on the director notes is forgiven. The 1997 amount was reduced from the 1996 amount of $219,000 because the note receivable from a related party was outstanding for all of 1996, but only a portion of 1997.

           Interest Expense, Depreciation and Amortization, and Property
Taxes: the 1998 amounts are greater than the 1997 and 1996 amounts because of the additional debt, capitalized cost, loan cost, and property taxes associated with the acquisition of the Super 8 motel located in Flagstaff, AZ and the Country Hearth Inn properties located in Findlay, Ohio and Auburn, Indiana (the "1997 Properties"). 1998 was the first full year of operations for the 1997 properties.

           Depreciation expense, which is included in depreciation and amortization, is calculated based upon the original historical cost of the Initial Hotels and the acquisition value of the remaining Company Hotels.

           Administrative Expenses, Other: the 1998 total amount of approximately $831,000 is reduced from the 1997 total of $1,294,000 primarily because of reductions in direct corporate overhead in 1998, and certain one time charges incurred in 1997 related to moving the corporate office from California to Texas. These one time 1997 charges, together with the termination of an advisory agreement and the incurrence of salaries, wages, and other employment related costs caused the increased 1997 costs from the 1996 cost of approximately $428,000.

           Administrative Expenses, Other totaled $831,000 and $1,294,000 for the years ended 1998 and 1997, including the following approximate amounts:
Salaries & benefits: $285,000 and $328,000; audit and accounting fees: $83,000 and $109,000; legal fees: $82,000 and $95,000; contract labor: $52,000 and
$20,000; corporate office rent: $16,000 and $12,000; office supplies: $5,000 and $11,000; telephone: $16,000 and $17,000; travel: $32,000 and $135,000; marketing
& advertising: $1,600 and $13,000; stock transfer costs: $36,000 and $67,000; statutory filing costs: $8,000 and $27,000; printing cost for filed materials:
$22,000 and $26,000; directors fees: $20,000 and $18,000; repairs & maintenance:
$4,000 and $23,000; taxes & licenses: $6,000 and $12,000; relinquished project expenses: $107,000 and $274,000; discount on note receivable: $0 and $31,000; cancellation of advisory contract: $0 and $30,000; other administrative costs:
$55,400 and $46,000.

           Minority Interest in Partnerships: Represents the 19% minority interest in the operations of the Country Hearth Inn Hotels.

           Amortization of Unearned Directors' Compensation has been calculated based upon the terms of the independent directors' notes.

Liquidity and Capital Resources

           Effective May 12, 1998, HVI entered into a new loan agreement (the "HVI Modified Loan") with First Boston in which the principal amount of the existing debt from First Boston to HVI was increased from $8,725,000 to $9,075,000. The additional proceeds of the loan were used for general corporate purposes. The term of the HVI Modified Loan provides that all principal and outstanding interest is due and payable in June, 2023. The annual interest rate was modified to 8.12%, with interest and principal amortized over a 25 year term, payable monthly. The HVI Modified Loan provides for a "Hyperamortization Date", after which the annual interest rate increases substantially. The hyperamortization provision is intended to provide incentive for the loan to be paid off on the tenth anniversary date of the HVI Modified Loan.

           Also effective May 12, 1998, the Company entered into a new loan agreement with First Boston (the "Mezzanine Loan") in which First Boston loaned the Company $825,000. The proceeds of the loan were used for general corporate purposes. Interest accrues at a floating rate of the 30-day LIBOR plus 500 basis points. Interest and principal, based on a 5 year amortization, are due monthly. The Company subsequently formed Host Enterprises, Inc. ("HEI"), as a wholly owned, special purpose entity of HVI, for the purpose of transferring the Mezzanine Loan to HEI. The Company guaranteed the performance by HEI of the terms of the Mezzanine Loan and pledged the stock of HVI as security for the Mezzanine Loan.

           On June 19, 1997, the Company executed a promissory note payable to Blacor, Inc. ("Blacor") in the original principal amount of $70,000 (the "Original Blacor Note"). On December 30, 1997, the Original Blacor Note was extended by a new promissory note in the original principal amount of $86,600 (the "Blacor Note"). Effective December 30, 1998, the Blacor Note was extended to April 30, 1999, at which time the Company anticipates the satisfaction of the Blacor Note by converting the outstanding principal balance and all accrued interest into 35,000 shares of Class A Common Stock.

         In October 1997, B-H Findlay L.P. ("B-H Findlay") and B-H Auburn, L.P. ("B-H Auburn") executed notes payable to the sellers of the Country Hearths Inns located in Findlay, Ohio and Auburn, Indiana (collectively, the "Country Hearth Notes") in partial payment of the purchase price of the two hotel properties. The Country Hearth Notes have December 31, 1998 outstanding balances in the amounts of $563,611 and $243,721, respectively, in addition to the Full Cash Payment (described below) in the amount of $453,511. In addition, the Company issued 80,819 shares of the Company's
Class A Common Stock with a per share value of approximately $9.27 and an aggregate value of approximately $750,000 in partial payment of the purchase price of the Country Hearth Inns. The Country Hearth Notes were modified on
June 15, 1998 to provide that if, on October 21, 1998, the closing price of the Company's Class A Common Stock as traded on the American Stock Exchange was less than $6.50 per share, the Company would make an additional cash payment (the "Full Cash Payment") to Sellers so that the total value of the Class A Common Stock at the per share price on October 21, 1998, plus the amount of such Full Cash Payment to the Sellers, equaled $750,000.

         As of December 31, 1998 and March 31, 1999 the Company was in default under the Country Hearth Notes and the Full Cash Payment, however, the Company has listed the Country Hearth Inn located in Findlay, Ohio (the "Findlay Property") for sale. The Company anticipates that the Findlay Property will be sold for a price, which will generate proceeds to retire the majority of the balances of the Country Hearth Notes and the Full Cash Payment. The remaining balance of the outstanding obligations would be satisfied by the anticipated sale of The Mission Bay Property. The Company has executed an option agreement with the potential purchaser to purchase
The Mission Bay Property for $3,225,000. In consideration for granting the option, the potential purchaser paid the Company $500,000 in cash and placed $300,000 in escrow.

         The Company is the beneficial owner of 81% of both B-H Findlay and B-H Auburn, and previously executed corporate guarantees pursuant to which the Company guarantees the payment and performance of the Country Hearth Notes. The Country Hearth Notes are further secured by a pledge of 90,000 shares of the Class B Common Stock of the Company.

           The Company is currently in the process of addressing the "Year 2000 Problem", in which certain electronic systems may be affected by the turn of the millenium. The manufacturer of the Company's accounting system has represented that the Company's accounting system is year 2000 compliant. Management has determined that the Company's remaining automated systems are either compliant or will be made compliant for an immaterial cost.

         The Company's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness is the cash flow from Percentage Leases. For the year ended December 31, 1998, cash flow provided by operating activities was $379,000.

           Buckhead, Crossroads, and RPD are currently evaluating or have evaluated the systems relating to the Company Properties that may be affected by the year 2000 problem. This evaluation includes consideration of all front office systems, electronic locks, telephone systems, credit card processing, communications software with primary bankers, motel VCR's, FAX machines, copiers, cash registers, Television systems, and elevators, among other systems. The items which are considered mission critical are either currently compliant or are in the process of being converted in order to reach compliance. Further, if any lessee suffers material loss or significant adverse effects to operations resulting from non-compliance, the Company may terminate the related lease due to default by the lessee and execute leases with a new lessee who is Year 2000 compliant.

           The Company has no committed additional sources of external liquidity available, therefore, the Company will rely on its internal cash flow to meet its liquidity needs. The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Company's cash flow from the Company Hotel leases. Although the obligations of Buckhead, as lessee, under the Company Hotels leased by Buckhead are guaranteed in part by Buckhead, the ability of Buckhead to make lease payments under the Company Hotel leases, and, therefore, the Company's liquidity, including its ability to make distributions to shareholders, is dependent on the ability of

Buckhead to generate sufficient cash flow from such Company Hotels. The following table sets forth certain financial information for Buckhead as of and for the year ended December 31, 1998:

                          Total Assets              $ 1,650,000
                          Total Liabilities         $   280,000
                          Shareholders' Equity      $ 1,370,000
                          Revenues                  $ 2,950,000
                          Net Income                $   166,000

           Other than debt service on the Company's loan facilities and notes, the capital expenditures required under the Company Hotel leases or the Company's loan facilities, property taxes on the Company Hotels, obligations under employment agreements, and other administrative expenses, the Company is not aware of any demands, commitments, events or uncertainties that will result or are likely to result in a change in the Company's liquidity.

           The Company intends to make additional investments in hotel properties and may incur indebtedness to make such investments to the extent that working capital and cash flow from the Company's investments are insufficient to make such investments. The Company will invest in additional hotel properties only as suitable opportunities arise, and the Company will not undertake investments unless adequate sources of financing are available. The Company expects that future investments in hotel properties will be financed, in whole or in part, with the capital stock of the Company, proceeds from additional issuance of the capital stock of the Company, or from the issuance of other debt or equity securities. The Company, in the future, may seek to obtain a line of credit or a permanent credit facility, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with its charter restrictions. Any debt incurred or issued by the Company may be secured or unsecured, long-term or short-term, charge a fixed or variable interest rate and may be subject to such other terms as the Board of Directors of the Company deems reasonably prudent and in the best interest of the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Information and disclosures regarding market risks applicable to the Company is incorporated herein by reference to the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", "Liquidity and Capital Resources", or contained elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

             The Company's Board of Directors consists of five (5) members, each of whom was elected to a one-year term at the annual meeting of the stockholders of the Company held on July 16, 1998. Set forth below is certain information regarding the directors and executive officers of the Company.

Michael S. McNulty, Director and President

             Michael S. McNulty, 51, received his Juris Doctorate from Southern Methodist University in 1973. From 1977 to 1985, Mr. McNulty was employed by the real estate development corporation of a multi-national family with business interests in various countries. During that period, Mr. McNulty was responsible for developing partnerships for investments in over thirty real estate projects with gross investments exceeding $200,000,000. Prior to election in September 1995 as President of the Corporation, Mr. McNulty owned his own private financial consulting firm. Mr. McNulty is also President and Director of a controlling venture in a Napa Valley based winery. In addition, Mr. McNulty has served from 1994 to the present as the President and a director of Blacor, Inc., the principal corporation of a group of companies controlled by a multi-national investor, the primary purpose of which is to invest in real property in the United States.

Guy E. Hatfield, Director

             Guy E. Hatfield, 64, has been President of All American Group, Inc., a Delaware corporation, since 1989. Mr. Hatfield earned a Bachelor of Science degree from Bradley University in 1955 and a Juris Doctorate from the University of San Diego in 1962. From 1984 to 1989, Mr. Hatfield was Chairman of the Board and Chief Executive Officer of Motels of America, Inc., a corporation which built and managed 107 Super 8 motels and had gross annual sales of $80,000,000. Since 1989, Mr. Hatfield has served as President and Chairman of Hatfield Inns, Inc., a corporation involved in the ownership and management of hotel properties.

Don W. Cockroft, Director

             Don W. Cockroft, 58, joined United Inns, Inc. in the early 1960s and occupied a variety of positions over a period of 25 years, including Chairman of the Board and President. Mr. Cockroft resigned from these positions upon the recent purchase of United Inns, Inc. by Hampstead, Ltd. United Inns, Inc. was traded on the New York Stock Exchange, and in 1994 achieved the New York Stock Exchange's largest percentage gain. Mr. Cockroft's duties with United Inns, Inc. included asset development, acquisitions, dispositions, and debt restructure. United Inns, Inc. was also an initial franchisee of Holiday Inns and opened the initial Hampton Inns in Jackson, Mississippi and Atlanta, Georgia.

William M. Birdsall, Director

             William M. Birdsall, 50, was Chairman of the Board and Chief Executive Officer of the Company until March 31, 1998. Effective April 1, 1998, Mr. Birdsall resigned his position as Chairman of the Board and Chief Executive Officer, but continues to serve as an independent director of the Company. He also serves as President of Birdsall & Corporation, a real estate investment and finance firm located in Durango, Colorado. Before starting Birdsall & Corporation in 1993, Mr. Birdsall was Chairman and CEO of the Price REIT, a public corporation, which he co-founded and took public in 1991 in the form of a Real Estate Investment Trust trading on NASDAQ. Mr. Birdsall has been involved with real estate development since 1978. He was Chief Operating Officer of Estes Properties, Inc., where he was responsible for operations of the Lowes Ventana Canyon Resort and Golf Club in Tucson, Arizona, a 2,000-acre planned community and resort hotel. From 1982 through 1987 he was Senior Vice-President of Real Estate for Ramada, Inc., the international hotel chain. He now serves on the Scripps Memorial Hospitals Foundation Board and is a member of the Young Presidents Organization, Arizona Bar Association, Urban Land Institute, and International Council of Shopping Centers.

Charles R. Dunn, Director

             Charles R. Dunn, 53, is founder and Chief Executive Officer of Hospitality Concepts, established in July of 1988. Hospitality Concepts provides accounting and consulting services to the lodging and restaurant industry in the Southwestern United States with clients located in California, Nevada, Arizona, New Mexico, and Texas. Services range from financial statement production, budgeting and related planning, to system design and consulting. Prior to July 1988, Mr. Dunn was Controller for the San Diego Princess Hotel, a 450-room, full-service convention facility and resort located in San Diego, California. Mr. Dunn graduated from Washington State University with a B.A. degree in Hotel Administration.

Bona K. Allen, Chief Financial Officer

             Bona K. Allen, 38, is the Chief Financial Officer and Secretary of the Company, and has been involved in financial aspects of real estate investment, development, management, and construction since graduating from Birmingham-Southern College in 1982. Prior to appointment to the Corporation, Mr. Allen served as a financial executive with The Myrick Company (Atlanta, Georgia) and as a financial consultant from 1994 through 1996. From 1986 to 1994, Mr. Allen was employed by Wilma South Management Corporation (and affiliates), the United States holding company of a Dutch-owned real estate group. Mr. Allen served in several positions with increasing responsibility and was named Vice President/Chief Financial Officer in 1991. He was responsible for the financial operations of the Company at the time Wilma owned or controlled assets with a cost totaling in excess of $500 million located in the Southwest, Southeast and Southern California regions of the United States. Mr. Allen is a member of the American Institute of Certified Public Accountants, the Georgia Society of Certified Public Accountants, and the Alabama Society of Certified Public Accountants. Mr. Allen was elected Chief Financial Officer of the Company effective February 1, 1997.

Compensation of Directors

             In 1996, Messrs. Cockroft, Birdsall, and Dunn purchased 10,000 shares of Class A Common Stock in the Company's initial public offering. The purchase price for the Class A Common Stock was paid by the execution by each director of a $100,000 non-recourse promissory note secured by the purchased shares. In connection with the purchase of the shares, the Company agreed to forgive the promissory notes (i) in increments of 18% of the principal amount per annum for each year the director remains a director of the Company, and (ii) upon the death, disability or resignation of the director (except for voluntary resignation or failure to serve). Until the first quarter of 1998, the Company paid the outside directors (Messrs. Cockroft, Dunn and Birdsall) $1,500 for each attended meeting. The Company discontinued this policy for the fiscal year
1998, and in the alternative, elected to forgive quarterly interest payments, and an additional 2% of the principal amount of the promissory notes from the directors relating to the purchase of the Class A Common Stock.

             The Company has not paid and does not anticipate paying directors for service on committees. All of the directors of the Company are entitled to participate in the Host Funding, Inc. 1997 Incentive Plan, however, since adoption, no benefits have been issued under the 1997 Incentive Plan.

Section 16-(a): Beneficial Ownership Reporting Compliance

             Section 16-(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and change in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish the Company with copies of all Section 16-(a) forms they file. Except as noted below and based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Forms 3, 4 or 5 were required for those persons, the Company believes that, from January 1, 1998 to December 31, 1998, all filing requirements applicable to its officers, directors, and greater than ten percent (10%) beneficial owners, were timely met, excluding Mr. Guy E. Hatfield.

             In August, 1998, the Company became aware that Mr. Hatfield, a director of the Company, had filed certain forms with the SEC, subsequent to the dates such forms were due to be filed pursuant to SEC regulations. In August, 1998, Mr. Hatfield filed an Annual Statement of Changes in Beneficial Ownership on Form 5 ("Form 5") disclosing certain transactions that occurred in 1997. Such Form 5 was required to have been filed with the SEC on or before February 14, 1998. Additionally, in August, 1998, Mr. Hatfield filed a Statement of Changes in Beneficial Ownership on Form 4 ("Form 4") disclosing transactions that occurred in February, 1998. Such Form 4 was required to have been filed with the SEC on or before May 10, 1998.

ITEM 11. EXECUTIVE COMPENSATION

             The following table sets forth for the years presented, the compensation paid to the executive officers of the Company serving during 1998:

--------------------------------------------------------------------------------------------
          Name and                                                                Other
         Principal               Year        Salary ($)       Bonus ($)          Annual
        Position (1)                                                          Compensation
--------------------------------------------------------------------------------------------
William M. Birdsall,             1998         $ 27,000                        $ 20,000 (2)
1998/Director - 1997/CEO         1997         $ 99,000                        $ 21,000 (2)
--------------------------------------------------------------------------------------------

Michael S. McNulty,              1998         $108,000
President                        1997         $ 99,000
--------------------------------------------------------------------------------------------

Bona K. Allen,                   1998         $ 84,375
Chief Financial Officer          1997         $ 65,625
--------------------------------------------------------------------------------------------

(1) Each of Messrs. McNulty and Allen was employed during fiscal years 1997 and 1998 pursuant to an employment agreement with the Company. Mr. Birdsall was employed during fiscal year 1997 pursuant to an employment agreement with the Company, which was terminated on January 1, 1998. See "Employment Agreements and Other Compensation Arrangements" below.

(2) Forgiveness of indebtedness on director promissory note. See "Compensation of Directors" above.

Employment Agreements and other Compensation Arrangements

William M. Birdsall

             The Company's employment agreement with Mr. Birdsall dated February 1, 1997, provided for an initial three-year term through January 31, 2000, with automatic renewal for a period of one year on each anniversary date of February 1st ("Anniversary Date"), unless terminated for any reason by written notice from either party given to the other at least one hundred twenty (120) days prior to the next Anniversary Date, or unless otherwise terminated pursuant to the terms of the agreement. On January 1, 1998, the employment agreement with Mr. Birdsall was terminated and Mr. Birdsall resigned as Chairman of the Board and Chief Executive Officer of the Company effective April 1, 1998. Pursuant to such termination, the Company agreed to pay Mr. Birdsall the sum of $4,500 per month for the period January 1, 1998 through June 30, 1998. Mr. Birdsall continues to serve as an independent director of the Company.

Michael S. McNulty

             The Company's employment agreement with Mr. McNulty dated February 1, 1997, provides for an initial three-year term through January 31, 2000, with automatic renewal for a period of one year on each anniversary date of February 1st ("Anniversary Date"), unless terminated for any reason by written notice from either party given to the other at least one hundred twenty
(120) days prior to the next Anniversary Date, or unless otherwise terminated pursuant to the terms of the agreement. The agreement vests Mr. McNulty with full authority as President and Chief Operating Officer of the Company and provides for an annual base salary of $108,000, subject to an annual increase to
(i) $150,000 if the assets of the Company exceed $150,000,000 and (ii) $250,000 if the assets of the Company exceed $250,000,000. The agreement also provides for payment of a performance bonus calculated pursuant to a formula based on the financial results achieved by the Company during any fiscal year. No employment bonuses were owed to Mr. McNulty for fiscal year 1998.

Bona K. Allen

             The Company's employment agreement with Mr. Allen dated February 1, 1997, provides for an initial three-year term through January 31, 2000, with automatic renewal for a period of one year on each anniversary date of February 1st ("Anniversary Date"), unless terminated for any reason by written notice from either party given to the other at least one hundred twenty (120) days prior to the next Anniversary Date, or unless otherwise terminated pursuant to the terms of the agreement. The agreement vests Mr. Allen with full authority as Chief Financial Officer of the Company and provides for an annual base salary of $75,000, subject to an annual increase to (i) $112,500 if the assets of the Company exceed $150,000,000, and (ii) $150,000 if the assets of the Company exceed $250,000,000. The agreement also provides for payment of a performance bonus calculated pursuant to a formula based on the financial results achieved by the Company during any fiscal year. No employment bonuses were owed to Mr. Allen for fiscal year 1998.

Compensation Committee Interlocks and Insider Participation

             The Compensation Committee of the Company consists of Don W. Cockroft, Charles R. Dunn, and Guy E. Hatfield, each of whom is a director and non-employee of the Company. No member of the Compensation Committee was an executive officer or employee of the Company or any of its subsidiaries at any time during, or prior to, fiscal year 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The following table sets forth, as of March 16, 1999, the beneficial ownership, as defined by regulations of the Securities and Exchange Commission (the "Commission"), of the Class A Common Stock (the "Common Stock") held by: (i) each person or group of persons known to the Company to beneficially own more than five percent (5%) of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each current executive officer of the Company named in the preceding Summary Compensation Table; and (iv) all directors and executive officers as a group. The number of shares and percentage ownership of Common Stock for each person assumes that shares of Class A Common Stock issuable upon exercise of stock warrants to such person (exclusive of others) exercisable within sixty (60) days from March 13, 1999 are outstanding. Said information is taken from or based upon ownership filings made by such persons with the Commission or upon information provided by such persons.

       NAME OF                               AMOUNT AND NATURE OF      OWNERSHIP
 BENEFICIAL OWNER (1)                       BENEFICIAL OWNERSHIP (2)    PERCENT
Guy E. Hatfield                                  481,643 (3)             31.13%

Ian Gardner-Smith                                102,908 (4)              6.93%

Michael S. McNulty                                59,004 (4) (5)          2.81%

William M. Birdsall                               10,000                     *

Don W. Cockroft                                   10,000                     *

Charles R. Dunn                                   10,000                     *

Bona K. Allen                                      1,800                     *

All Directors and Officers
    of the Company as a
    Group (six persons,
    including those named above)                 573,627                 27.05%

     *   Less than one percent.

(1) The addresses of the more than five percent (5%) holders listed in the table are as follows: Ian Gardner-Smith, 1025 Prospect Street, Suite 350, La Jolla, California 92037.

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

(3) Includes 1,106 shares held in an Individual Retirement Account with Sunwest Federal Credit Union for the benefit of Mr. Hatfield's wife, Dorothy Hatfield; 1,574 shares held in an Individual Retirement Account with Sunwest Federal Credit Union for the benefit of Mr. Hatfield; 425 shares held in trust by Mr. Hatfield, as trustee, for the benefit of Mr. Hatfield and his wife; and 240,000 shares held in the Hatfield Family Trust; 340 shares held by Sunwest Federal Credit Union for the benefit of Mr. Hatfield's son, Scott J. Hatfield.

(4)   Includes shares of Class A Common Stock which may be acquired within sixty
      (60) days of March 16, 1999 pursuant to the exercise of stock warrants as follows: Ian Gardner-Smith 102,908 shares; Donegal Partners, Ltd., a family limited partnership of which Mr. McNulty acts as General Partner, 11,959 shares; and Mark Grosvenor 30,083 shares. Also includes 11,960 shares issuable upon exercise of stock warrants to Blacor, Inc., of which Mr. McNulty is President and a director, and of which, Mr. McNulty disclaims beneficial ownership.

(5) Includes 10,519 shares of Class A Common Stock owned by Donegal Partners, Ltd. "Donegal", a family partnership of which Mr. McNulty acts as General Partner, 23,035 shares of Class A Common Stock owned by Blacor, Inc., of which Mr. McNulty serves as President and a director, 845 shares owned by MGB Partnership, and 686 shares owned by MSM Consulting, Inc., of which Mr. McNulty serves as President. Mr. McNulty disclaims beneficial ownership of Common Stock held by Blacor, Inc. and MGB Partnership. In January 1999 Mr. McNulty transferred 4,738 of the shares owned by Donegal to Blacor, Inc. in exchange for cash and repayment of debt owed from Donegal to Blacor, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition Fees on Company Property Acquisitions

              The Country Hearth Inns owned by the Company and located in Auburn, Indiana and Findlay, Ohio, were acquired subject to the terms of the Post-Formation Acquisition Agreement (the "Acquisition Agreement") between the Company and Hotel Mortgage Resources, Inc. ("HMR"). The Acquisition Agreement was terminated effective January 31, 1997, however, the Company remained obligated for a period of one year for acquisition fees for certain properties, including the Country Hearth Inns. The Company and HMR agreed that the acquisition fee earned by HMR relating to the Country Hearth Inns was 17,539 shares of the Class A Common Stock of the Company valued at $10 per share which was paid on January 7, 1998. Of the 17,539 shares issued to HMR, each of Blacor, Inc. ("Blacor") and Donegal Partners, Ltd. ("Donegal") received 3,692 shares in partial redemption of the membership units held by each entity in HMR pursuant to the terms of that certain Redemption Agreement among the parties dated effective as of April 8, 1997. Each of Blacor and Donegal are affiliates of Michael S. McNulty, the president and a director of the Company, based upon Mr. McNulty serving as President of Blacor and General Partner of Donegal. The shares of Class A Common Stock of the Company, in payment of the acquisition fees on the purchase of the Country Hearth Inns, are restricted securities under the Securities Act of 1933, and subject to the resale provisions of Rule 144 promulgated under the Act.

              The remaining information required by this Item 13 is included under the caption "Certain Transactions" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 7, 1999, which information is incorporated herein by reference.

Other Related Party Notes

              The Company is indebted to Blacor, Inc. ("Blacor") pursuant to a promissory note with the principal balance of $86,000 (the "Blacor Note"). See "Liquidity and Capital Resources" for further discussion of the Blacor Note.

              On December 30, 1997, the Company executed a promissory note payable to Guy and Dorothy Hatfield in the original principal amount of $100,000 (the "Hatfield Note"). The Hatfield Note bears interest at the rate of 12% per annum, with all principal and accrued interest due and payable on May 31, 1998. Proceeds from the Hatfield Note were used by the Company for general operating purposes. The Hatfield Note was satisfied in the second quarter of 1998. Mr. Hatfield is a director and principal stockholder of the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report on Form 10-K Annual Report:

      (1)   Financial Statements:

            Report of Independent Accountants

            Consolidated Balance Sheets - December 31, 1998 and 1997.

            Consolidated Statements of Cash Flow - Years ended December 31, 1998, 1997 and 1996

            Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998, 1997 and 1996

            Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

            Notes to Consolidated Financial Statements

      (2)   Report of Independent Accountants on Financial Statement Schedule

            Financial Statement Schedule:

            Schedule III - Real Estate and Accumulated Depreciation

(b) The Company did not file any reports on Form 8-K during the fourth quarter of 1998.

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

      10.4 Restated And Amended Agreement Regarding Hotel Leases (Host Ventures Properties) dated June 3, 1998 by and between Host Funding, Inc. and Buckhead America Corporation (incorporated by reference to Exhibit 2.4 to Company's Form 8-K Current Report filed on June 12, 1998).

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

Host Funding, Inc.

By:     /s/ Michael S. McNulty
        Michael S. McNulty

Title:  President

Date:   April 8, 1999

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Signature                        Title                         Date


/s/ William M. Birdsall         Director                        April 8, 1999
William M. Birdsall


/s/ Michael S. McNulty          President and Director          April 8, 1999
Michael S. McNulty


/s/ Bona K. Allen               Chief Financial and             April 8, 1999
Bona K. Allen                   Accounting Officer


/s/ Don W. Cockroft             Director                        April 8, 1999
Don W. Cockroft


/s/ Guy E. Hatfield             Director                        April 8, 1999
Guy E. Hatfield


/s/ Charles R. Dunn             Director                        April 8, 1999
Charles R. Dunn

                          INDEX TO FINANCIAL STATEMENTS

                               HOST FUNDING, INC.

                                                                                      Page
                                                                                     Number
                                                                                     ------
Report of Independent Accountants                                                      32

Consolidated Balance Sheets as of December 31, 1998 and 1997                           33

Consolidated Statements of Operations for the years ended December 31, 1998,
1997, and 1996                                                                         34

Consolidated Statements of Shareholders' Equity for the year ended December 31,
1998, 1997, and 1996                                                                   35

Consolidated Statements of Cash Flows for the years ended December 31, 1998,
1997 and 1996                                                                          38

Notes to Consolidated Financial Statements                                             42

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Host Funding, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Host Funding, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Dallas, Texas
April 7, 1999

                               HOST FUNDING, INC.
                          CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
                                                                                         December 31,     December 31,
                                                                                             1998             1997
----------------------------------------------------------------------------------------------------------------------
                                     ASSETS

LAND, PROPERTY AND EQUIPMENT - HELD FOR INVESTMENT:
       Building and improvements                                                         $ 17,323,312     $ 20,667,995
       Furnishings and equipment                                                            2,873,180        3,471,336
       Less accumulated depreciation                                                       (1,906,466)      (1,241,798)
                                                                                         ------------     ------------
                                                                                           18,290,026       22,897,533
       Land                                                                                 5,667,570        6,844,650
                                                                                         ------------     ------------

              Land, property and equipment - held for investment                           23,957,596       29,742,183

LAND, PROPERTY AND EQUIPMENT: HELD FOR SALE
       Building and improvements                                                            4,299,007
       Furnishings and equipment                                                              876,093
       Less accumulated depreciation                                                         (392,539)
       Less impairment reserve                                                               (444,000)
       Land                                                                                 1,239,206
                                                                                         ------------     ------------

              Land, property and equipment - held for sale                                  5,577,767
                                                                                         ------------     ------------

              Total land, property and equipment                                           29,535,363       29,742,183

CASH AND CASH EQUIVALENTS                                                                      66,328           48,867

RESTRICTED CASH                                                                               486,573          557,758

RENT RECEIVABLE                                                                               236,754          115,328

NOTES AND OTHER RECEIVABLES, SALE OF LEASE RIGHTS                                             265,459

DUE FROM RELATED PARTIES                                                                       36,612           19,942

LONG-TERM ADVANCES TO LESSEES                                                                 110,090          255,841

RESTRICTED INVESTMENTS                                                                        288,000

LOAN COMMITMENT FEES, NET OF ACCUMULATED AMORTIZATION OF $703,086 AND $568,000
   AT DECEMBER 31, 1998 AND 1997, RESPECTIVELY                                              1,105,402          964,551

FRANCHISE FEES - NET, OF ACCUMULATED AMORTIZATION OF $21,340 AND $10,240
   AT DECEMBER 31, 1998 AND 1997, RESPECTIVELY                                                 99,660          110,760

PREPAID AND OTHER ASSETS                                                                      219,417          180,950
                                                                                         ------------     ------------

              TOTAL                                                                      $ 32,449,658     $ 31,996,180
                                                                                         ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

LONG-TERM DEBT                                                                           $ 25,790,837     $ 25,036,346

SHORT TERM DEBT                                                                             1,025,941        1,345,154

LONG-TERM LEASE DEPOSIT                                                                       588,000          300,000

ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES                                                854,556          335,645

ACCRUED INTEREST                                                                              231,577          196,053

ACCRUED PROPERTY TAXES                                                                        132,465          248,823
                                                                                         ------------     ------------

              Total liabilities                                                            28,623,376       27,462,021
                                                                                         ------------     ------------

MINORITY INTEREST IN PARTNERSHIPS                                                             238,782          254,822

COMMITMENTS AND CONTINGENCIES (NOTE 3)

SHAREHOLDERS' EQUITY:
       Class A Common stock, $.01 par value; authorized 50,000,000 shares; issued and
          outstanding 1,546,369 shares and 1,535,868 shares at December 31, 1998 and           16,907           16,258
           December 31, 1997
       Additional Paid in Capital                                                           8,805,953        8,499,876
       Accumulated Deficit                                                                 (4,038,321)      (3,134,005)
       Less: Unearned directors' compensation net of accumulated amortization
          of $54,000 and $84,000 at December 31, 1998 and 1997, respectively                 (142,792)        (202,792)
                                                                                         ------------     ------------
                                                                                            4,641,747        5,179,337
       Less: Common stock in treasury at cost, 144,400 shares and 90,000 shares
          at December 31, 1998 and 1997, respectively                                      (1,054,247)        (900,000)
                                                                                         ------------     ------------

              Total shareholders' equity                                                    3,587,500        4,279,337
                                                                                         ------------     ------------

              TOTAL                                                                      $ 32,449,658     $ 31,996,180
                                                                                         ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.
--------------------------------------------------------------------------------

                                HOST FUNDING, INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

--------------------------------------------------------------------------------


                                                                      1998            1997            1996
                                                                   -----------     -----------     -----------
REVENUES:
        Lease revenue - related party                                                              $   278,453
        Lease revenue - Lessees                                     $3,891,259      $3,679,355       1,262,165
        Interest income - related parties                                              121,976         219,467
        Interest income & other income                                  34,783          36,019           8,698

                                                                   -----------     -----------     -----------
               Total revenue                                         3,926,042       3,837,350       1,768,783
                                                                   -----------     -----------     -----------

EXPENSES:
        Interest expense (including amortization of loan costs)      2,693,219       2,375,059         780,015
        Depreciation and amortization                                1,068,307         861,031         289,098
        Administrative expenses - other                                831,272       1,293,918         427,980
        Administrative expenses - related party                                                         224,000
        Advisory fees - related party                                                                   21,083
        Property taxes                                                 329,116         291,448         138,675
        Minority Interest in Partnerships                              (16,710)        (12,592)
        Amortization of unearned directors' compensation                54,000          54,000          37,208
                                                                   -----------     -----------     -----------
               Total expenses                                        4,959,204       4,862,864       1,918,059
                                                                   -----------     -----------     -----------

        LOSS BEFORE INCOME TAXES, GAIN ON SALE,
        AND IMPAIRMENT LOSS                                         (1,033,162)     (1,025,514)       (149,276)

          Impairment loss on assets held for sale                     (444,000)
          Gain on sale of leasing rights                               572,846
                                                                   -----------     -----------     -----------

NET LOSS                                                           $  (904,316)    $(1,025,514)    $  (149,276)
                                                                   ===========     ===========     ===========

BASIC AND DILUTED NET LOSS PER SHARE                               $     (0.58)    $     (0.68)    $     (0.12)
                                                                   ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                          1,559,916       1,516,652       1,244,668
                                                                   ===========     ===========     ===========

                               HOST FUNDING, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

----------------------------------------------------------------------------------------------------------------------------------
                                                                             Retained
                                                  Class A     Additional     Earnings       Unearned                      Total
                                                  Common       Paid in     (Accumulated    Directors'      Treasury   Shareholders'
                                                   Stock       Capital       Deficit)     Compensation        Stock        Equity
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997                      $   16,258    8,499,876    (3,134,005)  $   (202,792)  $  (900,000)  $  4,279,337

AMORTIZATION OF UNEARNED DIRECTORS
COMPENSATION                                                                                  54,000                       54,000

COMMON STOCK ISSUED FOR ACQUIRED PROPERTIES
  ACQUISITION FEE                                      175      114,925                                                   115,100

COMMON STOCK ISSUED AS COMPENSATION TO AN
  EMPLOYEE                                               2        1,124                                                     1,126

COMMON STOCK ISSUED PURSUANT TO SALE
  OF LEASE RIGHTS                                      622      287,378                                                   288,000

PRINCIPAL REDUCTION: NOTES RECEIVABLE DIRECTORS                                                6,000                        6,000

 54,400 SHARES OF COMMON STOCK IN TREASURY
  AT COST                                                                                                 (154,247)      (154,247)

 RETURN OF COMMON STOCK ISSUED AS DEPOSIT FOR         (150)     (97,350)                                                  (97,500)
 LEGAL FEES

NET LOSS                                                                     (904,316)                                   (904,316)
                                                -----------  -----------  ------------  ------------- -------------  -------------
BALANCE, December 31, 1998                      $   16,907   $8,805,953   $(4,038,321)  $   (142,792) $ (1,054,247)  $  3,587,500
                                                ===========  ===========  ============  ============= =============  =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             HOST FUNDING, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

------------------------------------------------------------------------------------------------------------------------

                                                                                                           Retained
                                                 Class A        Class B      Class C     Additional         Earnings
                                                 Common         Common       Common        Paid in         (Accumulated
                                                  Stock          Stock        Stock        Capital           Deficit)
------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996                        $12,340      $ 1,400      $ 1,400       $7,501,494      $  (744,772)

COMMON STOCK ISSUED FOR ACQUIRED
PROPERTIES ACQUISITION FEE                            160                                    151,840

COMMON STOCK ISSUED AS DEPOSITS AND HELD
IN ESCROW SUBJECT TO THE RELATED
PURCHASE CONTRACTS (AS AMENDED)                        55                                     49,745

PRINCIPAL REDUCTION: NOTES RECEIVABLE:
DIRECTORS

AMORTIZATION OF UNEARNED DIRECTORS
COMPENSATION

CONVERSION OF CLASS C COMMON STOCK
TO CLASS A COMMON STOCK                             1,400                    (1,400)

CONVERSION OF CLASS B COMMON STOCK
TO CLASS A COMMON STOCK                             1,400       (1,400)

90,000 SHARES OF COMMON STOCK IN TREASURY
 AT COST

PRINCIPAL REDUCTION: NOTES RECEIVABLE:
HATFIELD

COMMON STOCK ISSUED IN CONNECTION WITH
 ACQUISITION OF HOTELS                                808                                    749,192


COMMON STOCK ISSUED AS DEPOSIT FOR LEGAL FEES         150                                     97,350

REFUND OF COMMON STOCK ISSUED AS DEPOSIT
AND HELD PURSUANT TO RELATED ACQUISITION FEE            (55)                                   (49,745)

DISTRIBUTIONS                                                                                               (1,363,719)

NET LOSS                                                                                                    (1,025,514)
                                                   --------    ---------    ---------     ------------    -------------


BALANCE, December 31, 1997                         $16,258     $       0     $      0     $  8,499,876     $(3,134,005)

-------------------------------------------------------------------------------------------------------------------


                                                     Related         Unearned                      Total
                                                    Party Note       Directors'      Treasury    Shareholders'
                                                    Receivable      Compensation       Stock        Equity
-------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996                         $(1,805,675)      $(262,792)     $       -      $4,703,395

COMMON STOCK ISSUED FOR ACQUIRED
PROPERTIES ACQUISITION FEE                                                                            152,000

COMMON STOCK ISSUED AS DEPOSITS AND HELD
IN ESCROW SUBJECT TO THE RELATED
PURCHASE CONTRACTS (AS AMENDED)                                                                        49,800

PRINCIPAL REDUCTION: NOTES RECEIVABLE:
DIRECTORS                                                                6,000                          6,000

AMORTIZATION OF UNEARNED DIRECTORS
COMPENSATION                                                            54,000                         54,000

CONVERSION OF CLASS C COMMON STOCK
TO CLASS A COMMON STOCK

CONVERSION OF CLASS B COMMON STOCK
TO CLASS A COMMON STOCK

90,000 SHARES OF COMMON STOCK IN TREASURY
 AT COST                                                                             (900,000)       (900,000)

PRINCIPAL REDUCTION: NOTES RECEIVABLE:
HATFIELD                                             1,805,675                                      1,805,675

COMMON STOCK ISSUED AND CONTRIBUTED TO
BACHOST, L.L.C                                                                                        750,000


COMMON STOCK ISSUED AS DEPOSIT FOR LEGAL FEES                                                          97,500

REFUND OF COMMON STOCK ISSUED AS DEPOSIT
AND HELD PURSUANT TO RELATED ACQUISITION FEE                                                           (49,800)

DISTRIBUTIONS                                                                                       (1,363,719)

NET LOSS                                                                                            (1,025,514)
                                                   -------------     -----------    -----------    ------------


BALANCE, December 31, 1997                         $            0     $(202,792)    $ (900,000)    $ 4,279,337


                             HOST FUNDING, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

---------------------------------------------------------------------------------------------------------------------

                                                                                                        Retained
                                                   Class A       Class B    Class C      Additional      Earnings
                                                   Common        Common     Common        Paid in      (Accumulated
                                                   Stock          Stock      Stock        Capital        Deficit)
---------------------------------------------------------------------------------------- ----------------------------
BALANCE, December 31, 1995                         $     1      $    0      $    0      $         0      $(259,160)

COMMON STOCK ISSUED IN PUBLIC OFFERING               3,000                                2,697,000

COMMON STOCK ISSUED IN PRIVATE PLACEMENT             2,000                                1,798,000

COMMON STOCK ISSUED PURSUANT TO MISSION              2,520                                2,517,970
BAY ACQUISITION AGREEMENT

COMMON STOCK ISSUED TO PARTNERS OF AAG               4,099       1,400       1,400           (6,899)

COMMON STOCK ISSUED TO INDEPENDENT DIRECTORS           300                                  299,700

COMMON STOCK ISSUED FOR ACQUIRED PROPERTIES
ACQUISITION FEE                                        420                                  338,205

RECLASS OF STOCK ISSUANCE COSTS AGAINST
ADDITIONAL PAID IN CAPITAL                                                                  (64,943)        64,943

INCREASE IN STOCK ISSUANCE COSTS                                                            (77,539)

AMORTIZATION OF UNEARNED DIRECTORS' COMPENSATION

ELIMINATION OF DEFERRED INCOME TAXES FROM
CONVERSION TO REIT                                                                                         163,000

DISTRIBUTIONS PAID                                                                                        (564,279)

NET LOSS                                                                                                  (149,276)
                                                  ---------    --------    --------     ------------    -----------

BALANCE, December 31, 1996                         $12,340      $1,400      $1,400       $7,501,494      $(744,772)

-----------------------------------------------------------------------------------------------------------


                                                     Related        Unearned                    Total
                                                     Party Note     Directors'    Treasury    Shareholders'
                                                     Receivable    Compensation     Stock        Equity
-----------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1995                           (1,805,675)              0        0       (2,064,834)

COMMON STOCK ISSUED IN PUBLIC OFFERING                                                          2,700,000

COMMON STOCK ISSUED IN PRIVATE PLACEMENT                                                        1,800,000

COMMON STOCK ISSUED PURSUANT TO MISSION                                                         2,520,490
BAY ACQUISITION AGREEMENT

COMMON STOCK ISSUED TO PARTNERS OF AAG

COMMON STOCK ISSUED TO INDEPENDENT DIRECTORS                           (300,000)

COMMON STOCK ISSUED FOR ACQUIRED PROPERTIES
ACQUISITION FEE                                                                                   338,625

RECLASS OF STOCK ISSUANCE COSTS AGAINST
ADDITIONAL PAID IN CAPITAL

INCREASE IN STOCK ISSUANCE COSTS                                                                  (77,539)

AMORTIZATION OF UNEARNED DIRECTORS' COMPENSATION                         37,208                    37,208

ELIMINATION OF DEFERRED INCOME TAXES FROM
CONVERSION TO REIT                                                                                163,000

DISTRIBUTIONS PAID                                                                               (564,279)

NET LOSS                                                                                         (149,276)
                                                   -------------     -----------    -----    -------------

BALANCE, December 31, 1996                          $(1,805,675)      $(262,792)     $ 0      $ 4,703,395


The accompanying notes are an integral part of the consolidated financial statements.

                               HOST FUNDING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                           1998             1997            1996
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
        Net loss                                                                         $  (904,316)   $ (1,025,514)     $(149,276)
        Adjustments to reconcile net loss to net cash:
               provided by (used in) operating activities
               Depreciation and amortization                                               1,068,307         861,031        289,098
               Amortization of loan fees                                                     135,086         372,772        216,500
               Amortization of unearned directors' compensation                               54,000          54,000         37,208
               Stock issued as compensation                                                    1,126
               Minority interest in partnerships                                             (16,040)        (12,592)
               Gain from sale of lease rights                                               (572,846)
               Impairment loss on assets held for sale                                       444,000
        Changes in operating assets and liabilities:
               Rent receivable                                                              (121,426)        107,832          4,844
               Rent, interest and other receivable - due from related party                  (16,670)         10,448       (223,160)
               Prepaid and other assets                                                     (135,967)        (22,985)       (14,800)
               Notes receivable: directors                                                     6,000           6,000
               Credit on note receivable, related party                                                       31,397
               Accounts payable and accrued expenses                                         438,077         548,341        191,217
                                                                                         -----------    ------------    -----------

               Net cash (used in) provided by operating activities                           379,331         930,730        351,631
                                                                                         -----------    ------------    -----------

INVESTING ACTIVITIES:
        Investment in land, property and equipment                                        (1,044,746)    (10,435,232)   (13,803,929)
        Restricted cash                                                                       71,185        (428,806)      (128,952)
        Long-term advances to lessee                                                        (110,090)        (30,841)      (225,000)
        Reimbursement of advances to lessee                                                  255,841
        Other assets                                                                                                        (20,482)
        Franchise fees                                                                                       (62,750)       (60,000)
        Proceeds related to sale of leasing rights                                           807,200
        Payments related to sale of leasing rights                                          (346,354)
                                                                                         -----------    ------------    -----------

               Net cash used in investing activities                                        (366,964)    (10,957,629)   (14,238,363)
                                                                                         -----------    ------------    -----------
FINANCING ACTIVITIES:

        Proceeds from common stock issued in Stock Offering                                                               4,500,000
        Stock issuance costs                                                                                               (402,539)
        Cash portion of related party note receivable payment                                                874,278
        Payment of loan fees                                                                (275,937)       (834,985)      (697,692)
        Short term debt                                                                     (319,213)      1,345,154
        Borrowings on long-term debt                                                       1,175,000       9,682,645     15,500,000
        Payments on long-term debt                                                          (420,509)       (146,300)    (4,230,565)
        Purchase of Company stock                                                           (154,247)
        Long-term lease deposit                                                                              300,000
        Distributions                                                                                     (1,363,719)      (564,279)
                                                                                         -----------    ------------    -----------

               Net cash provided by financing activities                                       5,094       9,857,073     14,104,925
                                                                                         -----------    ------------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       17,461        (169,826)       218,193

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              48,867         218,693            500
                                                                                         -----------    ------------    -----------

CASH AND CASH EQUIVALENTS  AT END OF PERIOD                                              $    66,328    $     48,867        218,693
                                                                                         ===========    ============    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               HOST FUNDING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                            1998            1997          1996
----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION
        Cash paid during the period for interest                                         $ 2,522,609     $ 1,921,127   $   610,408
                                                                                         ===========     ===========   ===========
        Non-cash investing activities:
               Common stock issued for Acquired Properties
               Acquisition Fee
                     Additional paid in capital                                          $   114,925     $   151,840   $   338,205
                     Class A Common Stock                                                        175             160           420
                     Land, property and equipment                                           (115,100)       (152,000)     (338,625)
                                                                                         -----------     -----------   -----------
                     Net non-cash investing activity                                     $         0     $         0   $
                                                                                         ===========     ===========   ===========

               Common stock issued as compensation
                     Class A common                                                      $         2     $             $
                     Additional paid in capital                                                1,124
                     Salary expense                                                           (1,126)
                                                                                         -----------     -----------   -----------
                     Net non-cash investing activity                                     $         0     $         0   $
                                                                                         ===========     ===========   ===========

               Common stock issued pursuant to the sale of lease rights
                     Class A common                                                      $       622     $             $
                     Additional paid in capital                                              287,378
                     N/R: Buckhead                                                          (288,000)
                                                                                         -----------     -----------   -----------
                     Net non-cash investing activity                                     $         0     $         0   $
                                                                                         ===========     ===========   ===========

               Common stock pledged to Host Funding as security deposit
                 relating to leases to Buckhead
                     Restricted investments                                              $  (288,000)    $             $
                     Security deposits                                                       288,000
                                                                                         -----------     -----------   -----------
                     Net non-cash investing activity                                     $         0     $         0   $
                                                                                         ===========     ===========   ===========

               Common stock issued in 1997 as deposit for legal fee,
                     stock returned in 1998
                     Deposits                                                            $    97,500     $   (97,500)  $
                     Additional paid in capital                                              (97,350)         97,350
                     Class A Common                                                             (150)            150
                                                                                         -----------     -----------   -----------
                     Net non-cash investing activity                                     $         0     $         0   $
                                                                                         ===========     ===========   ===========

               Sale of leasing rights
                     Buckhead stock receivable                                           $  (400,000)    $             $
                     Acquisition finance note receivable                                    (212,000)
                     Sale of lease rights                                                    612,000
                                                                                         -----------     -----------   -----------
                     Net non-cash investing activity                                     $         0     $         0   $
                                                                                         ===========     ===========   ===========

                               HOST FUNDING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                            1998            1997          1996
----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION (CONTINUED)
               Receipt of Buckhead stock
                     Buckhead stock receivable                                           $   400,000     $             $
                     Investment in Buckhead                                                 (400,000)
                                                                                         -----------     -----------   -----------
                     Net non-cash investing activity                                     $         0     $         0   $
                                                                                         ===========     ===========   ===========

               Reimbursement of capital expenditures relating to property leased to Buckhead
                     Capital expenditure reserve                                         $  (100,000)    $             $
                     Note receivable, Buckhead                                               100,000
                                                                                         -----------     -----------   -----------
                     Net non-cash investing activity                                     $         0     $         0   $
                                                                                         ===========     ===========   ===========
               Repairs paid by Buckhead for Destin Property
                     Notes and other receivables                                         $   134,541     $             $
                     Land, property & equipment                                             (134,541)
                                                                                         -----------     -----------   -----------
                                                                                         $               $             $
                                                                                         ===========     ===========   ===========
               Conversion of Class C common stock
               to Class A common stock
                     Class A common stock                                                $               $     1,400   $
                     Class C common stock                                                                     (1,400)
                                                                                         -----------     -----------   -----------
                     Net non-cash investing activity                                     $         0     $         0   $         0
                                                                                         ===========     ===========   ===========

               Conversion of Class B common stock
               to Class A common stock
                     Class A common stock                                                $               $     1,400   $
                     Class B common stock                                                                     (1,400)
                                                                                         -----------     -----------   -----------
                     Net non-cash investing activity                                     $         0     $         0   $         0
                                                                                         ===========     ===========   ===========

               Receipt of Class A common stock in partial
               payment of related party note receivable
                     Class A common stock held in treasury (at cost)                     $               $   900,000   $
                     Related party note receivable                                                          (900,000)
                                                                                         -----------     -----------   -----------
                     Net non-cash investing activity                                     $               $             $
                                                                                         ===========     ===========   ===========

               Common stock issued to partners of AAG:
                     Class A common stock                                                $               $             $     4,099
                     Class B common stock                                                                                    1,400
                     Class C common stock                                                                                    1,400
                     Additional paid in capital                                                                             (6,899)
                                                                                         -----------     -----------   -----------
                     Net non cash investing activity                                     $         0     $         0   $         0
                                                                                         ===========     ===========   ===========

               Common stock issued to independent directors
                     Class A common stock                                                $               $             $       300
                     Additional paid in capital                                                                            299,700
                     Unearned directors' compensation                                                                     (300,000)
                                                                                         -----------     -----------   -----------

                     Net non-cash investing activity                                     $         0     $         0   $         0
                                                                                         ===========     ===========   ===========

                               HOST FUNDING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                            1998            1997          1996
----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION (CONCLUDED)
               Common stock issued pursuant to Mission Bay
               Acquisition Agreement
                     Land, property and equipment                                        $               $             $(2,520,490)
                     Class A Common Stock                                                                                    2,520
                     Additional paid in capital                                                                          2,517,970
                                                                                         -----------     -----------   -----------
                     Net non-cash investing activity                                     $         0     $         0   $         0
                                                                                         ===========     ===========   ===========
               Reclass of deferred income taxes and stock issuance
               cost due to Stock Offering
                     Deferred income taxes                                               $               $             $  (163,000)
                     Additional paid in capital                                                                            (64,943)
                     Retained earnings                                                                                     227,943
                                                                                         -----------     -----------   -----------
                     Net non-cash investing activity                                     $         0     $         0   $         0
                                                                                         ===========     ===========   ===========

                                                                     (Concluded)

                               HOST FUNDING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BACKGROUND:

         Host Funding, Inc., a Maryland corporation ("Host Funding" or the "Company"), was initially formed on December 22, 1994, and was structured to qualify as a Real Estate Investment Trust ("REIT"), but has not elected REIT Status. The principle business of the Company is to acquire and lease limited service and full service hotels/motels to proven hotel operators, which manage and operate the Company Properties pursuant to such leases (the "Percentage Leases"). The Company owned twelve (12) limited service hotels comprising 922 rooms as of December 31, 1998.

         Unless stated otherwise, the hotel properties owned by the subsidiaries of the Company are herein referred to as the "Company Hotels" or "Company Properties."

         Host Funding is listed on the American Stock Exchange under the symbol "HFD."

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Host Funding and its wholly owned subsidiaries, Cross Host, Inc. and Host Ventures, Inc., an 81% ownership interest in BacHost, LLC ("BacHost"), the accounts of the limited partnerships which own two Country Hearth Inns and of which BacHost owns 99%. 19% of BacHost is owned by an affiliate of Buckhead America Corporation.

         LAND, PROPERTY, AND EQUIPMENT HELD FOR INVESTMENT; LAND, PROPERTY, AND EQUIPMENT HELD FOR SALE

         Buildings and improvements are stated at historical cost and depreciated over useful lives of 35 years from the original date of acquisition using the straight-line method. Hotel furnishings and equipment are stated at historical cost and depreciated using primarily straight-line methods over useful lives ranging from 3 to 7 years from the original historical date of acquisition.

         The Country Hearth Inn located in Findlay, Ohio (the "Findlay Property") and the Super 8 motel located in Mission Bay, California (the "Mission Bay Property") have been included under Land, Property, and Equipment Held for Sale. The Findlay Property has been listed for sale with a broker specializing in marketing and sales of motel properties in that region. The Mission Bay Property is subject to an option agreement whereby the lessee has the right to purchase the Mission Bay Property upon written notice. The Company received such notice in the first quarter, 1999. The Company expects both the Findlay Property and the Mission Bay Property sale transactions to be consummated in the second quarter, 1999.

         The Company periodically evaluates the carrying value of its real estate properties to determine if circumstances exist indicating impairment in the carrying value. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows from each individual property. In cases when the Company does not expect to recover the carrying value, the Company recognizes an impairment loss. When management identifies an asset held for sale, the Company estimates the fair value of such assets. If in management's opinion the fair value of the asset is less than the carrying amount of the asset, a reserve for impairment is established. Fair value is estimated as the amount at which the carrying asset could be bought or sold less costs to sell. For the year ended December 31, 1998, the Company has recorded a loss in the amount of $444,000 related to the Findlay Property in order to reduce the carrying value of the Findlay Property to an amount that approximates its estimated realizable value. No other impairment has occurred as of December 31, 1998, nor have other impairment amounts been required to be recorded in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of."

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with a maturity, at the date of purchase, of three months or less.

         RESTRICTED CASH

         Restricted cash represents cash deposited in escrow accounts under contractual agreements for property taxes and capital improvements.

         RESTRICTED INVESTMENTS

         Buckhead America Corporation, or its affiliates ("Buckhead") agreed to purchase $288,000 in Class A Common Stock of the Company and return such stock to the Company to hold as security deposits (the "Buckhead Security Deposit") against the Buckhead Leases (defined in Note 2). As the Company is holding the Buckhead Security Deposit, it is reflected as a restricted investment and a security deposit obligation on the balance sheet of the Company. Since the stock is held as a security deposit, the Company did not recognize a reduction of the asset and correlating liability to reflect the value of the stock at December 31, 1998 in accordance with SFAS No. 115.

         RENT RECEIVABLE

         Represents rent outstanding and receivable pursuant to the Percentage Leases.

         NOTES AND OTHER RECEIVABLES, SALE OF LEASE RIGHTS

         Pursuant to the HVI Agreement and the CHI Agreement (defined in Note
         2), Buckhead executed separate notes payable to Host Ventures, Inc. ("Host Ventures") and CrossHost,

         Inc. ("CrossHost") with the aggregate net face amount of the notes aggregating $400,000. Such notes are to be satisfied by periodic disbursements made by Buckhead, with approval from the Company, to satisfy obligations related to certain capital expenditures which are set forth in the HVI Agreement and the CHI Agreement, or as may be mutually agreed upon by Buckhead and HVI or CHI, as applicable. As of December 31, 1998 Buckhead has disbursed approximately $135,000 in partial satisfaction of the above notes; primarily related to repairs to the Sleep Inn property located in Destin, Florida.

         LOAN COMMITMENT FEES

         The loan commitment fees are amortized over the terms of the loans using the straight-line method, which approximates the effective interest rate method. Accumulated amortization of loan fees totaled $703,086 and $568,000 as of December 31, 1998, and 1997, respectively.

         FRANCHISE FEES

         Franchise fees are amortized on a straight-line basis over the life of the franchise agreements. Accumulated amortization of franchise fees totaled $21,340 and $10,240 as of December 31, 1998 and 1997 respectively.

         REVENUES

         Host Funding recognizes lease revenue on an accrual basis as earned in accordance with the terms of the the lease agreements.

         FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

         Statement of Financial Accounting Standards ("SFAS") 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements.

         The following disclosure of estimated fair value was determined by available market information and appropriate valuation methodologies. However, considerable judgement is necessary to interpret market data and develop the related estimates of fair value.

         Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         Cash and Cash Equivalents, Restricted Cash, Restricted Investments, Notes and Other Receivables, Sale of Lease Rights, Long-term Advances to Lessees, are carried at amounts which reasonably approximate their value, due to the short maturity of these investments.

         The carrying amount of long-term debt approximates fair value as the related interest rate is variable and approximates market rates due to the Company's ability to obtain such borrowings at comparable rates.

         SEASONALITY

         The hotel industry is seasonal in nature. Revenues are generally greater in the first and second quarters of a calendar year. Seasonal variations in revenues at the hotels may cause quarterly fluctuations in the Company's lease revenue.

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

         INCOME TAXES

         The Company has not qualified to be a REIT under Sections 856 through 860 of the Internal Revenue Code for the three years ended December 31, 1998. Under the Internal Revenue Code, if certain requirements are not met in a given year, a corporation will be subject to Federal Income Tax with respect to all income, including that which is distributed to Shareholders. Therefore the Company records its provision for income taxes in accordance with SFAS No.
         109. Under the liability method of SFAS 109, deferred taxes are determined based on the difference between the financial statement amounts for tax and financial reporting purposes.

NOTE 2: REAL ESTATE INVESTMENTS

         The Company's acquisition of hotel properties for the years 1998, 1997, and 1996 may be summarized as follows:

                      Purchase Cost         Number of            Number
         Year        (In Thousands)      Hotel Properties       of Rooms
         1996            16,664                 5                  430
         1997            11,530                 3                  240
         1998             -0-                   0                    0

         The Company Hotels are located in nine states comprising 922 rooms and are subject to leases as described in Note 5.

         Purchase costs for all 12 of the Company's properties total approximately $27,267,000 with purchase costs related to two assets held for sale of approximately $5,066,000.

         The purchase costs above include purchase prices as well as related commissions and closing costs.

         In April 1996, the Company acquired a 117 room Super 8 motel located in San Diego, California from Mission Bay Super 8, Ltd., a California limited partnership. The acquisition price of $2,810,000 was funded by the Company issuing 252,049 shares of Class A common stock at a stated value of $10.00 per share ($2,520,490) plus cash of ($290,000).

         In September 1996, the Company formed CrossHost, Inc., a Maryland Corporation ("CrossHost"), as a wholly owned, REIT qualified subsidiary. Upon formation, CrossHost acquired four (4) Sleep Inn Properties located in Destin, Sarasota, and Tallahassee, Florida and Ocean Springs, Mississippi. This purchase was completed with a loan facility (the "Initial CrossHost Facility") provided by Credit Suisse First Boston, LLC ("First Boston").

         In March 1997, the Company formed Host Ventures, Inc., a Maryland Corporation ("Host Ventures"), a wholly owned, special purpose subsidiary of Host Funding. Upon formation, Host Ventures entered into a loan (the "Host Ventures Loan Facility") totaling $8,725,000 and CrossHost entered into a loan facility (the "CrossHost Loan Facility") totaling $13,000,000. Host Ventures used a portion of the Host Ventures Loan Facility to acquire a Super 8 motel located in Flagstaff, Arizona. Additionally, CrossHost assigned, transferred, and conveyed the Sleep Inn properties located in Sarasota, Florida and Ocean Springs, Mississippi to Host Ventures; and satisfied the Initial CrossHost Facility.

         On October 21, 1997, the Company purchased from Findlay Equity Partners, an Ohio general partnership, a Country Hearth Inn (the "Findlay Property") located in Findlay, Ohio and from Auburn Equity Partners, an Indiana general partnership, a Country Hearth Inn (the "Auburn Property") located in Auburn, Indiana (collectively, the "Country Hearth Inns") including an aggregate of approximately 150 rooms, which increased the Company's real estate portfolio to twelve hotel properties containing approximately 922 rooms.

         The Company completed the purchase of the Country Hearth Inns by forming two separate, special purpose limited partnerships with Buckhead America Corporation, a publicly traded hotel company, or its affiliates ("Buckhead"). Wholly owned subsidiaries of Host Funding (Host Findlay G.P., Inc. and Host Auburn G.P., Inc.) own 1% of the respective limited partnerships and BacHost, L.L.C. (BacHost) owns 99% of each limited partnership. Host Funding owns 81% of BacHost and Buckhead owns 19% of BacHost. Each limited partnership has leased its respective Country Hearth Inn to Buckhead (or to affiliates of Buckhead) pursuant to a separate percentage lease agreement (collectively, the "Country Hearth Leases"). Buckhead also manages the hotel properties and holds the franchise for each of the Country Hearth Inns outside of the limited partnerships (collectively, the "Country Hearth Franchise Agreements").

         For the period beginning January 1, 1998 and ending June 2, 1998, Crossroads Hospitality Tenant Company, LLC ("Crossroads") operated 10 of the Company Hotels pursuant to certain Percentage Leases (the "Crossroads Leases") and Buckhead operated 2 of the Company Hotels pursuant to certain Percentage Leases (the "Buckhead Leases"). Effective June 3, 1998 the Company terminated the Crossroads Leases relating to the Sleep Inn properties owned by Host Ventures located in Ocean Springs, Mississippi, and Sarasota, Florida (collectively, the "Host Ventures/Buckhead Properties"). Also effective June 3, 1998 the Company terminated the Crossroads Leases relating to properties owned by CrossHost relating to the Sleep Inn properties located in Destin, and Tallahassee, Florida; and the Super Eight properties located in Rock Falls, Illinois; Minor, Missouri; Poplar Bluff, Missouri; and Somerset Kentucky (collectively, the "CrossHost/Buckhead
         Properties"). The termination of the leases resulted in the Company paying approximately $402,000 in total costs.

         Concurrently with the termination of the Crossroads Leases discussed above, Host Ventures and CrossHost separately entered into separate Restated and Amended Agreements Regarding Hotel Leases with Buckhead (separately, the "HVI Agreement" and the "CHI Agreement") pursuant to which Buckhead agreed to lease the Host Ventures/Buckhead Properties and the CrossHost/Buckhead Properties, except for the Sleep Inn property located in Tallahassee, Florida, which is leased and managed by the previous owner of that property.

         Minimum future base rents due under operating leases are as follows:

                  1999                  $  3,358,000
                  2000                     3,273,000
                  2001                     3,273,000
                  2002                     3,273,000
                  2003                     3,273,000
                  Thereafter            $ 31,353,000
                                        ------------
                  Total                 $ 47,803,000
                                        ------------
                                        ------------

NOTE 3: LONG TERM DEBT AND NOTES PAYABLE (INCLUDING DEFAULT ON CERTAIN NOTES PAYABLE)

         LONG-TERM DEBT:

         A summary of the Company's long-term debt as of December 31 follows:

                                                           1998          1997
         Host Ventures first mortgage note
         payable, collateralized by the properties owned
         by Host Ventures, interest of 8.12% per annum,
         interest and principal payable in monthly
         installments of $70,765, due
         June, 2023 ("Host Ventures Modified Loan")     $ 9,016,516

         Mezzanine loan, collateralized by the stock in
         Host Ventures, interest at LIBOR plus
         500 basis points (LIBOR was 5.03% at
         12/31/98), payable in monthly installments of
         $17,184, due in June of 2003. ("Host
         Enterprises Loan")                             $   750,030

         First mortgage note payable, collateralized
         by the properties owned by Host Ventures, interest
         at LIBOR plus 350 basis points ("Host Ventures
         Loan Facility")                                             $ 8,725,000

         First mortgage note payable, collateralized by
         the properties owned by CrossHost, interest at
         9.46% per annum, interest and principal
         payable in monthly installments of
         $120,838, due in March, 2017
         ("CrossHost Loan Facility")                    $12,636,889  $12,863,031

         First mortgage note payable, collateralized by
         the property owned by B-H Auburn, interest at
         10.78% per annum, interest and principal payments
         due in monthly installments of $17,405,
         due in August, 2016 ("B-H Auburn Mortgage")    $ 1,740,855  $ 1,772,159



         First mortgage note payable, collateralized by
         the property owned by B-H Findlay, interest at
         10.78% per annum, interest and principal
         payable in monthly installments of
         $18,402, due in August, 2016 ("B-H
         Findlay Mortgage")                             $ 1,646,547  $ 1,676,156
                                                        -----------  -----------
                                                        $25,790,837  $25,036,346
                                                        ===========  ===========

         The effective date for the Host Ventures Modified Loan is May 12, 1998. The Company modified the Host Ventures Loan Facility to increase it from an initial amount of $8,725,000 to $9,075,000. The additional proceeds were used for general corporate purposes. The Host Ventures Modified Loan is secured by the Host Ventures Properties.

         The effective date for the Host Enterprises Loan is also May 12, 1998. The initial principal balance was $825,000. The Company has executed an agreement whereby the Company has guaranteed the performance by Host Enterprises, Inc. ("HEI") of the terms of the Host Enterprises Loan. Additionally, the Company has pledged the stock of Host Ventures as security for the Host Enterprises Loan.

         SHORT TERM DEBT/NOTES PAYABLE (INCLUDING DEFAULT ON CERTAIN NOTES):

         In June, 1997 the Company entered into a note payable to Blacor, Inc. (an affiliate of Michael McNulty, President of Host Funding). The December 31, 1998 balance is $86,600, the note has an amended maturity date of April 30,1999 with interest at 12% per annum. The Company anticipates satisfying this obligation through exchanging newly issued Class A common stock of the Company for the note.

         In October, 1997 B-H Findlay L.P. ("B-H Findlay") and B-H Auburn, L.P. ("B-H Auburn") entered into notes payable to the seller of the Country Hearth Inns (collectively, the "Country Hearth Notes"). The notes have December 31, 1998 outstanding balances in the amounts of $563,611 and $243,721, respectively, in addition to the Full Cash Payment (defined below) in the amount of $453,511. The Country Hearth Notes had a modified maturity date of October 21, 1998, and were in default as of December 31, 1998.

         The Company issued 80,819 shares of the Company's Class A Common Stock with a per share value of approximately

         $9.27 and an aggregate value of approximately $750,000 in partial payment of the purchase price of the Country Hearth Inns. The Country Hearth Notes were modified to provide that if, on October 21, 1998, the closing price of the Company's Class A Common Stock as traded on the American Stock Exchange is less than $6.50 per share, the Company shall make an additional cash payment (the "Full Cash Payment") to Sellers so that the total value of Class A Common shares at the per share price on October 21, 1998 plus the amount of such Full Cash Payment to the Sellers equals $750,000. The Company has recorded a liability in the approximate amount of $455,000 related to the Full Cash Payment.

         The Company is the beneficial owner of 81% of both Findlay and Auburn, and previously executed corporate guarantees pursuant to which the Company guarantees the payment and performance of the Country Hearth Notes. The Country Hearth Notes are further collateralized by a pledge of 90,000 shares of Class B Common Stock of the Company.

         B-H Findlay and the sellers of the Findlay Property and B-H Auburn and the sellers of the Auburn Property have executed separate agreements further modifying each of the Country Hearth Notes. Such modifications are each titled the "Third Modification of Promissory Note, Stock Pledge Agreement, Guaranty and Collateral Assignment of Membership Interest", herein collectively referred to as the "Third Modifications". The terms and conditions of the Third Modifications are summarized as follows; some of which have not been satisfied:

         1) The Third Modifications are subject to the occurrence of the following events:

                  a) The Sellers shall receive partial payments of $100,000 cash on or before January 7,1999.

                  b) All interest due as of December 31, 1998 shall be paid to the Sellers on or before January 7, 1999. The total amount due as of January 7, 1999 was approximately $47,200.

         2) Interest accrues on the principal balance of the Country Hearth Notes and the Full Cash payment amount at the per annum rate of prime plus 10%. The interest calculated in 1 (b) above was at the rate of 12%. If payments are made in accordance with the above terms, interest accrued on the principal balances and on the Full Cash Payment balances will be forgiven to the extent such interest exceeds $47,200. No interest has been forgiven because not all of the above payments have been made. Interest in the amount of $33,000 has been recorded.

         3) The Third Modifications provide that the payment of all principal and other sums payable to the Sellers shall be due and payable as follows:

                  a) On January 31, 1999 an interest payment is due for interest accruing on the principal balances and on the Full Cash Payment amounts for the period from January 1, 1999 through January 31, 1999, such payment shall be calculated using the annual interest rate of prime plus 1%;

                  b) On February 28, 1999 an interest payment is due and payable for interest accruing on the principal balances and on the Full Cash Payment amounts for the period from February 1, 1999 through February 28, 1999, such payment shall be calculated using the annual interest rate of prime plus 2%;

                  c) On March 15, 1999 an interest payment is due and payable for interest accruing on the principal balance and on the Full Cash Balance for the period from March 1, 1999 through March 15, 1999, such payment shall be calculated using an annual interest rate of prime plus 2%.

                  d) On March 15, 1999 the outstanding principal balance of the Country Hearth notes and the outstanding balance of the Full Cash Balances shall be due and payable.

         4) The Company, as guarantor under the Country Hearth Notes, agreed to purchase from the Sellers the 66,218 shares of Class A Common Stock of the Company, which are currently held by seller. Such purchase was required to be accomplished by the Company on or before March 15, 1999 for a price of $1.50 per share. However, the Company did not repurchase the shares before March 15, 1999. The seller may refuse to sell such shares to Company if any payment under 3 above has not been made.

         The Company has not made any of the payments due on January 7, January 31, nor February 28, 1999. On March 12, 1999 the Company made a payment in the amount of $70,000, which payment was applied to interest and principal. The Company is in default under the Country Hearth Notes and accordingly such amounts are currently due. These obligations are collateralized by a guarantee from the Company.

         In order to fully satisfy the obligations due under the Country Hearth Notes, the Company has listed the Findlay Property for sale. The Company anticipates the consummation of the sale of the Findlay Property to occur in the second quarter, 1999. The Company expects that the proceeds from this sale should be sufficient to substantially satisfy the amounts due under the Third Modifications described above. The remaining balance of the outstanding obligations would be satisfied by the anticipated sale of Mission Bay (see Note 7).

         In May 1998 the Company executed a note payable to Beta Construction (the "Beta Note") in the amount of $141,000 for capital improvement items related to the Sleep Inn motel owned by the Company and located in Tallahassee, Florida. Interest accrues on the Beta Note at a rate of 9.25% per annum, monthly interest and principal payments are due in the amount of $6,458.

         FIVE- YEAR DEBT MATURITY SCHEDULE

         Aggregate principal payments under long term and short-term debt for the next five (5) calendar years ended December 31, 1999 and thereafter are as follows:

                      1999                      $  1,553,795
                      2000                           649,146
                      2001                           672,000
                      2002                           742,000
                      2003                           681,000
                      Thereafter                  22,518,837
                                                ------------

                      TOTAL                     $ 22,815,778
                                                ============

NOTE 4. SHAREHOLDERS'EQUITY

         Host Funding is authorized to issue 55,000,000 shares of common stock, consisting of 50,000,000 shares of Class A common stock, $.0l par value per share, and 4,000,000 shares of Class B common stock, $.0l par value per share and 1,000,000 shares of Class C common stock, $0.01 par value per share.

         On or about April 26, 1996 the Company sold to each independent director then in office 10,000 shares of Class A common stock at a price per share equal to $10 per share. The purchase price ($300,000) was paid through the delivery of a five year promissory note executed in favor of Host Funding by each purchaser, which bears interest, payable quarterly, at a fixed rate equal to 7% per annum. The
         Company has agreed to forgive the promissory notes issued in exchange for the shares of common stock in increments of 18% of the principal amount per annum for each year the maker remains a director of the Company. The Company also subsequently agreed to forgive quarterly interest payments and an additional 2% of the principal amounts of the promissory notes from each director in lieu of payment of directors fees to the directors. The Company suspended payment of directors' fees for fiscal year 1998. The shares of common stock purchased by each independent director are pledged to the Company to collateralize payment of the promissory note, which is non-recourse to the maker, except to 10% of the principal amount due from directors.

         The annual amortization of unearned director's compensation is approximately $54,000 per year based upon the issuance of a total of 30,000 shares to three directors.

         In July 1998 the Company's Board of Directors authorized the Company to purchase up to $200,000 of the Company's Class A Common Stock in the open market. From that time through December 31, 1998, the Company purchased 54,400 shares for a total amount of approximately $155,000, including transaction fees.

         The Company also has 20,000,000 authorized preferred shares, $.0l par value, none of which are issued or outstanding.

         The calculation of weighted average shares to determine diluted earnings per share, in accordance with SFAS No. 128 excludes stock warrants as they are anti-dilutive.

NOTE 5. COMMITMENTS AND CONTINGENCIES

         REIT STATUS:

         The Company, as a requirement under the Code to elect REIT status, must have no more than five (5) shareholders, own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding. The Company has not met this requirement as of December 31, 1998. Under the Code, the Company is allowed a six month exemption after the tax year in which the election is to be effective to meet the requirement. Management of the Company does not anticipate that such requirement will be met during 1999.

         PERCENTAGE LEASE AGREEMENTS:

         Each Percentage Lease has an initial term of fifteen years, subject to earlier termination upon the occurrence of certain contingencies. The lessees are required to pay base and percentage rents and are entitled to all profits from the operations of the Company Hotels after the payment of certain specified operating expenses. The Company is required to set aside replacement reserve amounts of 4% to 6% of gross room revenues to be used for capital expenditures which generally must be jointly approved by the Company and the lessee.

         FRANCHISE AGREEMENTS:

         The Company has been granted franchise license agreements from Super 8 and Sleep Inns for terms expiring in 2005 and 2011, respectively. Pursuant to the terms of the agreement, Host Funding is required to pay royalty fees and advertising fees of 5% to 4% and 3% to 1.3%, respectively, and reservation fees due under the Sleep Inn agreements of 1.75%, of gross room revenue. The responsibility for payment of the fees has been assigned to the lessees pursuant to the Percentage Leases.

         Findlay and Auburn have each been granted franchise license agreements from Buckhead under terms and conditions that are typical of the hotel industry and substantially similar to the franchise agreements relating to the Super 8 Hotels and the Sleep Inn Hotels currently owned directly or indirectly by the Company.

         TERMINATION OF ADVISORY AGREEMENT, AMENDMENT OF ACQUISITION AGREEMENT AND ISSUANCE OF WARRANTS:

         Effective April 22, 1996, the Company entered into that certain Advisory Agreement (the "Advisory Agreement") whereby Host Funding Advisors, Inc., a Delaware corporation (the "Advisor") provided information, advice, assistance, and facilities to the Company in connection with the Company's investment in Hotel Properties.

         Also effective April 22, 1996 the Company entered into that certain Post-Formation Acquisition Agreement (as amended, the "Acquisition Agreement") with HMR Capital, LLC, a Delaware limited liability company, (the "Acquisition Company").

         On February 3, 1997 the Company entered into an agreement with the Acquisition Company whereby the Acquisition Company and the Company agreed to amend the Acquisition Agreement. Additionally, on February 3, 1997, the Advisor and the Company terminated the Advisory Agreement.

         On August 5, 1997 the Company delivered notice to the Acquisition Company canceling the Acquisition Agreement effective thirty (30) days after the date of receipt of the termination letter by the Acquisition Company. As compensation to the Acquisition Company for amending the Acquisition Agreement allowing a thirty (30) day cancellation, the Company agreed to issue 225,000 Series A Warrants (the "Series A Warrants") and 225,000 Series B Warrants (the "Series B Warrants") to the Acquisition Company.

         The Series A Warrants provide warrants to purchase 225,000 shares of the Company's Class A Common Stock, at $9.90 per share, and expire on February 2, 2000. There are additional provisions in the Series A Warrants that allow pro rata treatment upon recapitalization of Host Funding.

         The Series B Warrants provide warrants to purchase 225,000 shares of the Company's Class A Common Stock, at $10.80 per share, and expire on February 2, 2001. There are additional provisions in the Series B Warrants that allow pari passu treatment upon recapitalization of the Company and certain restrictions with the first twenty-four months of issuance as to the price allowed upon exercise of the Series B Warrants based upon consummation of a public offering in which proceeds to the Company are not less than $50 million.

         EMPLOYMENT AGREEMENTS:

         Host Funding has entered into Employment Agreements (the "Employment Agreements") with Michael S. McNulty, President; and Bona K. Allen, Chief Financial Officer, for a term of three years from February
         1997. The Employment Agreements provide for combined base salaries of $183,000 with a minimum bonus of 15% up to a maximum of 50%, based upon a prescribed formula in the Employment Agreements, of base compensation in the first year. The Employment Agreements also provide for base salary increases based upon prescribed increases in the Company's asset size. The Employment Agreements are terminable by the Company, for cause, upon thirty (30) days written notice, or upon death or disability, with severance payments due employees ranging from nothing or two years of current base salary then in effect.

         HOST FUNDING, INC. 1997 INCENTIVE PLAN:

         At the Annual Meeting of the Stockholders of Host Funding, Inc., the Stockholders approved the Host Funding, Inc. 1997 Incentive Plan (the "1997 Plan") pursuant to which certain individuals, including officers and directors of the Company, may be granted awards for incentive stock options, non-statutory stock options, stock awards, performance shares and incentive awards. No such awards have been awarded as of December 31, 1998 and 1997.

         LITIGATION

         The Company has been named as defendant in that certain complaint filed on September 24, 1998, in United States District Court, District of Minnesota, Fifth Division under court file number 98-2154-MJD/RLE (the "Complaint") by Five Lion, Inc and Lion Investment Limited Partnership (the "Plaintiffs"). The Complaint alleges, among other things, that the Company is obligated to reimburse $150,000 that the Plaintiffs paid to the Company pursuant to a letter agreement dated February 13, 1998. The Company believes the Plaintiffs are not entitled to reimbursement of the $150,000 and intends to vigorously defend the Complaint. However, the Company has reserved the full $150,000 in the accompanying consolidated financial statements.

         The Company is a party to other, non-material legal proceedings through the normal course of business. The Company does not anticipate the losses, if any, will have a material impact on the financial position or results of operations.

NOTE 6. INCOME TAXES

         The primary components of the Company's deferred income tax liabilities and assets as of December 31, 1998 were as follows:

                                                                   1998         1997
                  Deferred Tax Liabilities
                           Depreciation                         $  360,000    $ 284,000

                  Total Deferred Tax Liabilities                $  360,000    $ 284,000
                                                                ----------    ---------
                  Deferred Tax Assets
                           Accrued Expenses                     $   67,000    $ 109,000
                           Net Operating Loss                   $  825,000    $ 499,000
                           Impairment Loss                      $  173,000
                                                                ----------    ---------

                  Total Deferred Tax Assets                     $1,065,000    $ 608,000
                                                                ----------    ---------
                  Net Deferred Tax Assets                       $  705,000    $ 324,000
                  Valuation Allowance                           $ (705,000)   $(324,000)
                                                                ----------    ---------
                                                                         0            0
                                                                ----------    ---------
                                                                ----------    ---------

         At December 31, 1998 the Company had approximately $2,116,000 of net operating loss carry forwards which will expire between on December 31, 2010 and 2018.

         In assessing the realizability of a deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

         Income tax benefit differs from the amount computed by applying the statutory rate of loss before tax, due to the valuation allowance. The company and its subsidiaries file a consolidated federal income tax return. Due to the Company's net operating loss position and the valuation allowance on the net deferred tax assets, the Company will not recognize a current or deferred tax expense/benefit.

         The Company, as a requirement under the Internal Revenue Code (the "Code") to elect REIT status, must have no more than five (5) shareholders, who own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding of the Company. The Company had expected to make an election to be treated as a REIT under the provisions of the Code beginning with the 1996 year. As as result, the Company would not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually 95% of its taxable income to its shareholders and complies with certain other requirements. The Company did not satisfy the REIT shareholder requirement as of June 30, 1997, and therefore, did not elect to qualify as a REIT during the 1996 tax year and was subject to the corporate tax provisions. However, at that date, the Company was in a net operating loss position, and has a net deferred tax asset under SFAS 109, Accounting for Income Taxes, that has been fully reserved. The Company's decision not to elect REIT qualification will not adversely affect the stockholders of the Company in that the Company will have no taxable income for the 1997 tax year. The Company plans to continue its efforts to qualify for REIT status effective for the 1998 tax year.

NOTE 7. SUBSEQUENT EVENTS

         TRANSFER OF LEASE: SUPER 8 PROPERTY LOCATED IN MISSION BAY, CALIFORNIA

         Effective January 1, 1999, the Company terminated the lease with Crossroads and entered into a new lease with RPD 18, LLC ("RPD") relating to the Mission Bay Property. RPD is an affiliate of Vagabond Inns, a proven motel owner/operator with motel properties located throughout the Western United States. RPD has converted the Mission Bay Property from a Super 8 Motel to a Vagabond Inn.

         The Company and Vagabond had previously executed an option agreement (the "Mission Bay Option") whereby Vagabond has the option to purchase the Mission Bay Property for a purchase price of $3,225,000. In consideration for granting the Mission Bay Option, Vagabond agreed to pay the Company a non-refundable option payment of $500,000 and $300,000 of the purchase price to be held in escrow. These funds were received in the first quarter, 1999 and were used to pay termination fees to Crossroads, termination fees to the franchisor, and for general corporate purposes.

         OPTION AGREEMENT: SUPER 8 MOTEL, FLAGSTAFF, ARIZONA

         Effective February 24, 1999 HVI and RPD Flagstaff, LLC ("RPD Flagstaff") entered into an option agreement (the "Flagstaff Option") whereby HVI granted RPD Flagstaff an option to purchase the Flagstaff property. The Flagstaff Option may be exercised at the earlier of March 2000 or upon conveyance of the Flagstaff property to a third party by HVI. The total consideration to HVI upon exercise of the Flagstaff Option is approximately $5,265,000.

         LETTER OF INTENT


         The Company entered into an exclusive Letter of Intent in January, 1999 which provided for the private placement of 2,000,000 new shares of Class "A" Common Stock at $3.00 per share to a private investment group (the "Investors"). The Investors completed due diligence and the parties were in the process of completing definitive documentation. As structured, the transaction would have provided that the Company's Class "A" shareholders of record, prior to the private placement, would have received aggregate cash distributions of $.27 per share, of which $.135 was to have been distributed within thirty days of closing, and $.135 was distributed within ninety days of closing. Closing was contemplated to occur prior to March 15, 1999. The closing and distributions were subject to the parties arriving at mutually acceptable definitive documentation. The Company terminated the letter of intent on February 16, 1999.

         The Company is currently negotiating with several other potential investors concerning an investment in on of the Company's subsidiaries and/or investment in the Company itself. The board of directors is also considering a rights offering to raise additional capital. Such an investment could significantly change the current ownership of the Company.

         TENDER OFFER

         In an unrelated transaction, the Company, on February 18, 1999, received notice that a tender offer to purchase up to 300,000 shares of the Company's Class A common stock at $3.00 per share had been filed on Schedule 14D-1 with the Securities and Exchange Commission on February 17, 1999. The Schedule 14D-1 stated that the tender offer would expire on March 17, 1999. On March 17, 1999 an amendment to Schedule 14D-1 was filed with the Securities and Exchange Commission extending the termination date of the tender offer through March 31, 1999.

                     Report of Independent Accountants on
                         Financial Statement Schedule




To the Board of Directors
Host Funding, Inc.:


Our audits of the consolidated financial statements referred to in our report dated March 31, 1999, appearing on page 32 of the 1998 Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                       PriceWaterhouseCoopers

April 7, 1999

                               HOST FUNDING, INC.
                     REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
                                December 31, 1998

                                                                                                Costs
                                                      Initial Cost to Company         Subsequent to Acquisition
                                                      ------------------------------------------------------------

                                                                    Buildings and              Buildings and
 Description                    Encumbrances            Land        Improvements     Land      Improvements
-----------------------------------------------------------------------------------------------------------------
 Hotel Assets:
 Super 8, Rock Falls, IL            $ (A)            $  131,627      $   491,711     $     -     $  3,283

 Super 8, Somerset, KY                (A)               170,000          449,541           -        3,490

 Super 8, Miner, MO                   (A)               187,660          461,494           -       14,652

 Super 8, Poplar Bluff, MO            (A)               153,000          410,515           -        7,164

 Super 8, San Diego, CA               (A)               702,500        1,826,500           -       85,619

 Sleep Inn, Ocean Springs, MS         (B)               924,162        2,402,821           -       16,576

 Sleep Inn, Destin, FL                (A)               993,429        2,582,915           -      171,384

 Sleep Inn, Sarasota, FL              (B)               834,990        2,170,975           -      104,735

 Sleep Inn, Tallahassee, FL           (A)               710,679        1,847,767           -      232,204

 Super 8, Flagstaff, AZ               (B)             1,321,800        3,436,680           -       16,497

 Country Hearth Inn, Findlay, OH        1,646,548       482,991        2,053,380      53,715      333,508

 Country Hearth Inn, Auburn, IN         1,740,855       229,896        2,287,655      10,326      211,253
                                   ---------------    ----------    -------------   ---------  -----------

                                    $  25,040,808    $6,842,734      $20,421,954     $64,041   $1,200,365
                                   ===============  ============    =============   =========  ===========







                                    Gross Amount at which
                                 Carried at close of period
                                ----------------------------
                                                                Accumulated
                                               Buildings and    Depreciation &             Year of       Date
 Description                      Land         Improvements      Amortization            Construction   Acquired        Life
----------------------------------------------------------------------------------------------------------------------------------
 Hotel Assets:
 Super 8, Rock Falls, IL        $  131,627      $   494,994     $     77,286                  1985        4/1/95             35

 Super 8, Somerset, KY             170,000          453,031           77,547                  1985        4/1/95             35

 Super 8, Miner, MO                187,660          476,146           81,400                  1985        4/1/95             35

 Super 8, Poplar Bluff, MO         153,000          417,679           73,577                  1985        4/1/95             35

 Super 8, San Diego, CA            702,500        1,912,119          176,507                  1987       4/22/95             35

 Sleep Inn, Ocean Springs, MS      924,162        2,419,397          193,693                  1995       9/19/96             35

 Sleep Inn, Destin, FL             993,429        2,754,299          200,028                  1992       9/13/96             35

 Sleep Inn, Sarasota, FL           834,990        2,275,710          168,406                  1993       9/13/96             35

 Sleep Inn, Tallahassee, FL        710,679        2,079,971          143,407                  1994       9/13/96             35

 Super 8, Flagstaff, AZ          1,321,800        3,453,177          176,103                  1985       3/14/97             35

 Country Hearth Inn, Findlay, OH   536,706        2,386,888           71,768                  1988      10/21/97             35

 Country Hearth Inn, Auburn, IN    240,223        2,498,908           79,973                  1987      10/21/97             35
                                -----------     ------------   --------------

                                $6,906,776      $21,622,319     $  1,519,695
                                ===========



 Land                                             6,906,776
 Furniture and equipment                          3,749,273         779,310
                                      ----------------------   -------------

                                                $32,278,368     $ 2,299,005
                                      ======================   =============


 (A) Crosshost hotel assets are cross collateralized and encumbered by the Crosshost Loan Facility. The outstanding principal balance at December 31, 1998 was $12,636,889

 (B) Host Ventures hotel assets are cross collateralized and encumbered by the Host Ventures Loan Facility. The outstanding principal balance at December 31, 1998 was $9,016,516