Form 10-Q
period 1999-03-31
HOST FUNDING INC
filed 1999-05-17
CIK 945980

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended
         March 31, 1999                        Commission file number 1-14280
         --------------                       -------------------------------
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

The number of outstanding shares of the Registrant's Class A Common Stock was 1,547,219 as of April 30, 1999.

                               TABLE OF CONTENTS

Item Number                                                       Page
-----------                                                       ----
                                    PART I


1.            Financial Statements                                   3
              Notes to Financial Statements                          8
2.            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   12


                                   PART II

1.            Legal Proceedings                                     16
2.            Changes in Securities                                 17
3.            Defaults Upon Senior Securities                       17
4.            Submission of Matters to a Vote of Security Holders   17
5.            Other Information                                     17
6.            Exhibits and Reports on Form 8-K                      17

                        PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                               HOST FUNDING, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------
                                                                   March 31,                 December 31,
                                                                     1999                        1998
---------------------------------------------------------------------------------------------------------
                                     ASSETS
LAND, PROPERTY AND EQUIPMENT - HELD FOR INVESTMENT:
      Building and improvements                                  $ 17,395,064               $ 17,323,312
      Furnishings and equipment                                     2,996,644                  2,873,180
      Less accumulated depreciation                                (2,128,331)                (1,906,466)
                                                                 ------------               ------------
                                                                   18,263,377                 18,290,026
      Land                                                          5,667,570                  5,667,570
                                                                 ------------               ------------

            Land, property and equipment - held for investment     23,930,947                 23,957,596

LAND, PROPERTY AND EQUIPMENT - HELD FOR SALE:
      Building and improvements                                     4,299,007                  4,299,007
      Furnishings and equipment                                       876,093                    876,093
      Less accumulated depreciation                                  (450,764)                  (392,539)
      Less impairment reserve                                        (444,000)                  (444,000)
      Land                                                          1,239,206                  1,239,206
                                                                 ------------               ------------

            Land, property and equipment - held for sale            5,519,542                  5,577,767
                                                                 ------------               ------------

            Total Land, property and equipment                     29,450,489                 29,535,363

CASH AND CASH EQUIVALENTS                                             108,839                     66,328

RESTRICTED CASH                                                       626,715                    486,573

RENT RECEIVABLE                                                       227,529                    236,754

NOTES AND OTHER RECEIVABLES, SALE OF LEASE RIGHTS                      83,853                    265,459

DUE FROM RELATED PARTIES                                               41,076                     36,612

LONG-TERM ADVANCES TO LESSEES                                         110,090                    110,090

RESTRICTED INVESTMENTS                                                288,000                    288,000

LOAN COMMITMENT FEES, NET OF ACCUMULATED AMORTIZATION OF
      $717,062 AT MARCH 31, 1999 AND $703,211 AT
      DECEMBER 31, 1998                                             1,091,552                  1,105,402

FRANCHISE FEES - NET OF ACCUMULATED AMORTIZATION OF
      $24,115 AT MARCH 31, 1999 AND $21,340 AT
      DECEMBER 31, 1998                                                96,885                     99,660

PREPAID AND OTHER ASSETS                                              251,038                    219,417
                                                                 ------------               ------------

            TOTAL ASSETS                                         $ 32,376,066               $ 32,449,658
                                                                 ------------               ------------
                                                                 ------------               ------------


The accompanying notes are an integral part of the consolidated financial statements.
                                                                     Continued
------------------------------------------------------------------------------

                               HOST FUNDING, INC.
                           CONSOLIDATED BALANCE SHEET, CONTINUED
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------
                                                                   March 31,                 December 31,
                                                                     1999                        1998
---------------------------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
LONG-TERM DEBT                                                   $ 25,646,865               $ 25,790,837

SHORT TERM DEBT                                                     1,008,937                  1,025,941

LONG-TERM LEASE DEPOSIT                                               588,000                    588,000

OPTION DEPOSITS                                                       171,947

ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES                        797,221                    854,556

ACCRUED INTEREST                                                      205,011                    231,577

ACCRUED PROPERTY TAXES                                                195,332                    132,465
                                                                 ------------               ------------

            Total liabilities                                      28,613,313                 28,623,376
                                                                 ------------               ------------

MINORITY INTEREST IN PARTNERSHIPS                                     224,399                    238,782


COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS' EQUITY:
      Class A Common stock, $.01 par value; authorized
         50,000,000 shares; issued and outstanding
         1,547,219 shares and 1,546,369 shares at
         March 31, 1999 and December 31, 1998 respectively             16,917                     16,907

      Additional Paid in Capital                                    8,808,193                  8,805,953
      Accumulated Deficit                                          (4,102,804)                (4,038,321)

      Less: Unearned directors' compensation net of
         accumulated amortization of $158,708 and
         $145,208 at March 31, 1999 and December
         31, 1998 respectively                                       (129,292)                  (142,792)
                                                                 ------------               ------------
                                                                    4,593,014                  4,641,747

      Less: Common stock in treasury at cost, 144,550 and
         144,400 shares at March 31, 1999 and December
         31, 1998, respectively                                    (1,054,660)                (1,054,247)
                                                                 ------------               ------------

            Total shareholders' equity                              3,538,354                  3,587,500
                                                                 ------------               ------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 32,376,066               $ 32,449,658
                                                                 ------------               ------------
                                                                 ------------               ------------

The accompanying notes are an integral part of the consolidated financial statements.
------------------------------------------------------------------------------

                              HOST FUNDING, INC

                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)
------------------------------------------------------------------------------

                                                                                        1999                     1998
                                                                                   ---------------          ---------------
REVENUES:
       Lease revenue                                                                 $    812,504           $      910,003
       Interest income & Other income                                                      61,122                    5,159
                                                                                   ---------------          ---------------
             Total revenue                                                                873,626                  915,162
                                                                                   ---------------          ---------------

EXPENSES:
       Interest expense, including amortization of loan costs of $13,851
       and $74,197 for the three months ended March 31, 1999 and 1998                     665,780                  703,442
       Depreciation and amortization                                                      282,864                  265,061
       Administrative expenses - other                                                    177,746                  212,074
       Property taxes                                                                      91,464                   82,884
       Minority Interest in Partnerships                                                  (14,383)                  (3,695)
       Amortization of unearned directors' compensation                                    13,500                   13,500
                                                                               -------------------     --------------------
             Total expenses                                                             1,216,971                1,273,266
                                                                               -------------------     --------------------

NET LOSS FROM OPERATIONS                                                       $         (343,345)      $         (358,104)

NET GAIN FROM TRANSFER OF LEASE                                                           278,862
                                                                               -------------------     --------------------
NET LOSS                                                                       $          (64,483)      $         (358,104)
                                                                               -------------------     --------------------
                                                                               -------------------     --------------------
BASIC AND DILUTED NET LOSS PER SHARE                                           $           (0.04)      $            (0.23)
                                                                               -------------------     --------------------
                                                                               -------------------     --------------------
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                             1,547,195                1,552,171
                                                                               -------------------     --------------------
                                                                               -------------------     --------------------



 The accompanying notes are an integral part of the consolidated financial statements.
-----------------------------------------------------------------------------

                              HOST FUNDING, INC
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)


                                                                                        1999                   1998
                                                                                   ---------------        ---------------
OPERATING ACTIVITIES:
  Net loss                                                                          $  (64,483)             $  (358,104)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                                                      282,864                  265,061
    Amortization of loan fees                                                           13,851                   74,197
    Amortization of unearned directors' compensation                                    13,500                   13,500
    Stock issued as compensation                                                         2,250                    1,125
    Gain from transfer of lease                                                       (278,862)
    Minority interest in partnerships                                                  (14,383)                  (2,839)
  Changes in operating assets and liabilities:
    Rent receivable                                                                      9,225                  (50,843)
    Rent, interest and other receivable - due from related party                        (4,464)                  (1,827)
    Prepaid and other assets                                                           (31,621)                  11,163
    Accounts payable and accrued expenses                                              (21,034)                 255,330
                                                                                  ------------             ------------
    Net cash provided by (used in) operating activities                                (93,157)                 206,763
                                                                                  ------------             ------------
INVESTING ACTIVITIES:
  Investment in land, property and equipment                                           (13,610)                (125,840)
  Investment in Restricted cash                                                       (140,142)                 (68,176)
  Long-term advances to lessee                                                                                   17,524
  Proceeds related to transfer of lease                                                500,000
  Payments related to transfer of lease                                               (221,138)
                                                                                  ------------             ------------
    Net cash provided by (used in) investing activities                                125,110                 (176,492)
                                                                                  ------------             ------------
FINANCING ACTIVITIES:
  Payment of loan fees                                                                                             (650)
  Payment of short term debt                                                           (17,004)
  Purchase of Company stock                                                               (413)
  Payments on long-term debt                                                          (143,972)                 (73,291)
  Receipt of Option Deposit                                                            171,947
                                                                                  ------------             ------------
    Net cash provided by (used in) financing activities                                 10,558                  (73,941)
                                                                                  ------------             ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 42,511                  (43,670)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          66,328                   48,867
                                                                                  ------------             ------------
CASH AND CASH EQUIVALENTS  AT END OF PERIOD                                         $  108,839              $     5,197
                                                                                  ------------             ------------
                                                                                  ------------             ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash paid during the period for interest                                          $  678,495                $ 597,132
                                                                                  ------------             ------------
                                                                                  ------------             ------------


 The accompanying notes are an integral part of the consolidated financial statements.
-----------------------------------------------------------------------------

                              HOST FUNDING, INC
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)
------------------------------------------------------------------------------

                                                                                        1999                     1998
                                                                                   ---------------          ---------------
  Non-cash investing activities:
    Common stock issued for Acquired Properties
    Acquisition Fee
      Additional paid in capital                                                      $                        $  114,925
      Class A Common Stock                                                                                            175
      Land, property and equipment                                                                               (115,100)
                                                                                    -----------------       --------------
      Net non-cash investing activity                                                 $            0           $        0
                                                                                    -----------------       --------------
                                                                                    -----------------       --------------
    Common stock issued as compensation
      Class A common                                                                  $           10           $        2
      Additional paid in capital                                                               2,240                1,123
      Salary expense                                                                          (2,250)              (1,125)
                                                                                    -----------------       --------------
      Net non-cash investing activity                                                 $            0           $        0
                                                                                    -----------------       --------------
                                                                                    -----------------       --------------
    Property & equipment additions; repairs made by Buckhead
    to certain properties
      Notes and other receivables                                                    $      (181,606)          $
      Land, property & equipment                                                             181,606
                                                                                    -----------------       --------------
      Net non-cash investing activity                                                $             0           $         0
                                                                                    -----------------       --------------
                                                                                    -----------------       --------------


 The accompanying notes are an integral part of the consolidated financial statements.
-----------------------------------------------------------------------------

Host Funding, Inc. Notes to Consolidated Financial Statements

         1.       ORGANIZATION AND BASIS OF PRESENTATION.

                  The accompanying unaudited consolidated financial statements of Host Funding, Inc., a Maryland corporation (the "Registrant" or the "Company"), include the accounts of the Company and its consolidated subsidiaries, Host Ventures, Inc. ("Host Ventures"), CrossHost, Inc ("CrossHost"), and Host Enterprises, Inc. ("Enterprises"), and the Company's interest in the Country Hearth Inns located in Findlay, Ohio and Auburn, Indiana. The Company is in the business of acquiring motel properties and leasing such properties to professional hotel & motel management Companies who operate and manage the Company's hotels. As of March 31, 1999 the Company owned interests in 12 hotels in 9 states.

                  These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Registrant, all adjustments necessary for a fair presentation have been included. These adjustments are of a normal, recurring nature. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and should be read in accordance therewith. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

         2.       NET LOSS PER SHARE.

                  Net Income or Loss per share for the three months ended March 31, 1999 and 1998 is computed based on the weighted average number of shares of common stock outstanding. There is no impact of common stock equivalents to earnings per share, therefore the numerator and denominator are the same in computing basic and diluted Earnings per Share .

         3.       TRANSFER OF LEASE; OPTION TO PURCHASE: MISSION BAY PROPERTY

                  Effective January 1, 1999, the Company terminated the lease and related franchise agreement on the Super 8 Property located in Mission Bay California (the "Mission Bay Property"). A termination fee of $84,400 was due and paid to the previous lessee. Concurrently therewith the Company entered into a lease agreement with an affiliate of Vagabond Inns ("Vagabond") whereby Vagabond agreed to lease the Mission Bay Property under substantially the same terms as the previous lessee. In consideration for such transfer, Vagabond paid the Company a non-refundable fee (the "Mission Bay Lease Fee") in the amount of $500,000. Upon execution of the lease with Vagabond, Vagabond converted the Mission Bay Property from a Super

                  8 motel to a Vagabond Inn. In conjunction with such termination, the Company paid the amount of $71,000 to the previous franchisor in termination fees. The Mission Bay Lease Fee, the termination fee paid to the previous lessee, the termination fee paid to the previous franchisor, and certain other costs incurred by the Company are all reflected in the Company's Consolidated Statement of Operations under the title "Net Gain from Transfer of Lease".

                  Effective February 24, 1999 the Company granted an option to purchase the Mission Bay Property to Vagabond. On February 23, 1999, Vagabond notified the Company that Vagabond was exercising such option, and would purchase the Mission Bay Property within 90 days.

         4.       EXECUTION OF LEASE AGREEMENT; GRANTING OF OPTION TO PURCHASE:
                  FLAGSTAFF PROPERTY

                  Effective February 24, 1999 the Company granted an option (the "Flagstaff Option") to purchase the Super 8 motel located in Flagstaff, Arizona (the "Flagstaff Property") to RPD Flagstaff, LLC ("RPD Flagstaff"). Also effective February 24, 1999 the Company executed a lease with RPD Flagstaff, (the "Flagstaff Lease") to lease the Flagstaff Property to RPD Flagstaff.

                  The Flagstaff Option provides that RPD Flagstaff make an option payment (the "Initial Option Payment") in the amount of $300,000 upon execution of the option, and a second option payment of $265,000 upon the commencement date of the Flagstaff Lease (the "Lease Commencement Date"). Approximately $172,000 of the Initial Option Payment was paid to the Company, and was recorded as a liability, with the remainder of the Initial Option Payment paid into an escrow account.
                  The term of the Flagstaff Option begins on March 1, 2001 (the "Option Commencement Date") and expires on the termination date of the Flagstaff Lease; the Flagstaff Option provides that RPD Flagstaff may purchase the Flagstaff property on the earlier to occur of the Option Commencement Date or the date any person or entity (other than RPD Flagstaff) acquires fee title to the Property. The purchase price for the Flagstaff Property is $4,700,000, less certain adjustments.

                  The Flagstaff Lease is subject to approval by the Company's lender, and is substantially the same as the lease currently in place on the Flagstaff Property. The Lease Commencement Date has not occurred as of March 31, 1999.

         5.       COMMITMENTS AND CONTINGENCIES

                  REIT STATUS

                  The Company, as a requirement under the Internal Revenue Code (the "Code") to elect REIT status, must have no more than five
                  (5) shareholders, who own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding of the Company. The Company has not satisfied this requirement and therefore, has not elected to qualify as a REIT during the 1998 tax year and currently is subject to the corporate tax provisions. However, the Company has a net deferred tax asset under SFAS 109, Accounting for Income Taxes, that has been fully reserved. The Company's decision not to elect REIT qualification should not adversely affect the stockholders of the Company in that the Company had no taxable income for the 1998 year and expects no material federal income tax liability for the year ended 1999.

                 CONTRACTS TO PURCHASE PROPERTIES

                  The Company has modified previously executed contracts (the "Modified Contracts") to purchase two properties along the West Coast of Florida for an approximate aggregate price of $13 million. The Modified Contracts provide for an extended closing date, and further provide that earnest money in the amount of $100,000, which was previously funded in escrow, is at risk if the Company does not consummate the purchase. The properties are located in Clearwater and Port Richey and contain an aggregate of 258 rooms. The Company anticipates either consummating the purchase of the properties, or assigning the Modified Contracts to another purchaser. The Company anticipates that, if the Company assigns the Modified Contracts, the Company will be reimbursed for 100% of the Company's costs, plus an additional amount over and above such costs.

                  FRANCHISE AGREEMENTS

                  Host Funding has been granted franchise license agreements relating to the Super 8 Motels, Sleep Inns, and Country Hearth Inns owned by the Company or its affiliates for terms expiring in 2005, 2011, and 2012, respectively. Pursuant to the terms of the agreements, the Company is required to pay royalty fees and advertising fees of 5% to 4% and 3% to 1.3%, respectively, reservation fees due under the Sleep Inn agreements of 1.75% of gross room revenue, and reservation fees due under the Country Hearth agreements of 1% of gross room revenues plus $1.00 per each room night generated by the Country Hearth reservation system. Pursuant to the lease agreements for each of the hotel properties owned by the Company, the responsibility for payment of the fees on the Super 8 Motel located in Flagstaff, Arizona has been assigned to Crossroads, as lessee. The Company is not responsible for any franchise costs associated with the Mission Bay Property. The responsibility for payment of the fees on the remaining Company Properties has been assigned to Buckhead or its affiliates.

                  DEFAULT UNDER THE COUNTRY HEARTH NOTES

                  In October, 1997, B-H Findlay L.P. ("Findlay") entered into a note payable (the "Findlay Note") to the sellers of the Country Hearth Inn in Findlay, Ohio (the "Findlay Country Hearth Inn") and B-H Auburn L.P. ("Auburn") entered into a note payable (the "Auburn Note") to the sellers of the Country Hearth Inn located in Auburn, Indiana (the "Auburn Country Hearth Inn"). The Auburn Note and the Findlay Note are herein referred to collectively as the "Country Hearth Notes". The sellers of the Findlay Country Hearth Inn and the Auburn Country Hearth Inn are herein referred to as the "Sellers". The Company is the beneficial owner of 81% of both Findlay and Auburn, and previously executed corporate guarantees pursuant to which the Company guarantees the performance of Findlay and Auburn under the Country Hearth Notes. The Country Hearth Notes are further collateralized by 90,000 shares of Class B Common Stock of the Company.

                  The Company issued 80,819 shares of the Company's Class A Common Stock with a per share value of approximately $9.27 and an aggregate value of approximately $750,000 in partial payment of the purchase price of the Country Hearth Inns. The Country Hearth Notes were modified to provide that if, on October 21, 1998, the closing price of the Company's Class A Common Stock as traded on the American Stock Exchange was less than $6.50 per share, the Company would be obligated to make an additional cash payment (the "Price Protection Amount") to the sellers so that the total value of Class A Common shares at the per share price on October 21, 1998, plus the amount of such Price Protection Amount to the sellers equals $750,000. The Company has recorded a liability in the approximate amount of $455,000 related to the Price Protection Amount for the shares that the Sellers still hold base upon a closing price of $2.00 per share on October 21, 1998.

                  As of March 31, 1999, the Company was in default under the County Hearth Notes, and a total of approximately $1,365,000 was owed under the Country Hearth Notes and the Price Protection Amount, including interest accruing at the default rate. See Note 7 "Subsequent Events--Litigation Related to the Country Hearth Notes".

         6.       RECENTLY ISSUED ACCOUNTING STANDARDS

                  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No.133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that upon implementation, FAS 133 will not have a material impact on the financial statements of the Company.

         7.       SUBSEQUENT EVENTS.

                  LITIGATION RELATED TO THE COUNTRY HEARTH NOTES

                  In April, 1999, subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company was notified that Auburn Equity Partners filed a complaint, case number 99CVE-04-2725 (the "Auburn Complaint), in the Franklin County Common Pleas Court, Columbus, Ohio, Civil Division. The Auburn Complaint named BH-Auburn LP and Host Funding, Inc. as defendants.

                  Concurrently with receiving notice of the Auburn Complaint, the Company received notice that Findlay Equity Partners had filed a complaint, case number 99CVH-04-2726 (the "Findlay Complaint"), in the Franklin County Common Pleas Court, Columbus, Ohio, Civil Division. The Findlay Complaint named BH-Findlay, LP and Host Funding, Inc. as defendants.

                  The Auburn Complaint and the Findlay Complaint together demand payment of the Country Hearth Notes and the Price Protection Amounts. While the Company has previously treated these amounts as due and owing, the Company intends to vigorously defend itself against these complaints and believes that an unfavorable ruling will not have a material adverse effect on the financial condition of the Company. Discovery in the cases will reveal the lawful defenses or credits and offsets, if any, to which the Company is entitled to assert. The trial date for both complaints has been set for April 3, 2000.

                  The Company has listed the Findlay Property for sale and expects the proceeds from the sale to be sufficient to satisfy the majority of the amounts alleged to be owing under the Country Hearth Notes and Price Protection Amounts. The Company anticipates the sale of the Findlay Country Hearth Inn to be consummated in the second or third quarters, 1999.

                  ELECTION OF NEW DIRECTORS

                  On May 4, 1999 the Company announced the appointment of two new directors. Recognizing that the Sutter Opportunity Fund and other parties have acquired a 26% interest in the Company, the existing Board of Directors offered to the new shareholders the opportunity to present two nominees for directors, with one designated an inside director and the other being an independent director. In order to fill these seats, the Board accepted the resignations of Charles R. Dunn and Don W. Cockroft to maintain the Board at five members. On May 4, 1999, the remaining Board members appointed Mr. Robert
                  E. Dixon of Sutter Opportunity Fund, who will replace Mr. Dunn as an inside director, and Mr. Brian K. Rodgers of Hospitality Valuation Services, Inc. will replace Mr. Cockroft as an outside director. Messrs. Dixon and Rodgers were appointed to serve until the Annual Meeting of Shareholders of the Company set for June 7, 1999. Biographical information on the new directors is included in the Company's annual proxy dated April 30, 1999, in which each of Mr. Dixon and Mr. Rodgers is a nominee for director.

Item 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains or incorporates statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding, among other matters, the Company's growth opportunities, the Company's acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements. Certain factors that might cause a difference in actual results include, but are not limited to, the Company's ability to locate and acquire hotel properties on economically suitable terms and conditions; the Company's dependence upon rental payments from the lessee's of the Company's hotel properties for substantially all of the Company's income; the Company's dependence upon the abilities of the lessee's of the Company's hotel property's to manage the hotel properties; risks associated with the hotel industry and real estate markets in general; and risks associated with debt financing and it's availability.

RECENT DEVELOPMENTS

         The Company currently owns 12 properties, all of which are subject to percentage leases (the "Percentage Leases") pursuant to which an affiliate of Buckhead America Corporation ("Buckhead") is responsible for management and operation of 9 properties, Crossroads Hospitality Tenant Company, L.L.C. ("Crossroads") is responsible for management and operation of 1 property, RPD Mission Bay, LLC ("Vagabond") is responsible for management and operation of 1 property, and the seller of the Sleep Inn motel located in Tallahassee is responsible for management and operation of 1 property.

         Effective January 1, 1999 the Company transferred leasing and management of the Super 8 motel located in Mission Bay, California (the "Mission Bay Property") to an affiliate of Vagabond, a proven hotel operator located in California. Upon execution of the leasing documents, Vagabond converted the Mission Bay property to a Vagabond Inn. In consideration for such lease transfer, Vagabond paid the Company a non-refundable fee (the "Mission Bay Lease Fee") in the amount of $500,000. The Mission Bay Lease Fee was used to pay certain termination fees to the previous franchisor, to pay the termination fee to the previous lessee, and for general corporate purposes.

         On February 24, 1999, the Company granted Vagabond an option to purchase the Mission Bay Property. Effective May 5, 1999, Vagabond gave the Company notice that Vagabond was exercising the option, and would purchase the Mission Bay property within 90 days. Upon consummation of the sale, the Company anticipates the monthly debt service of CrossHost will be reduced by an amount greater than the rental payments previously made from the lessee to the Company from Mission Bay.

         In February, 1999 the Company received notice that a tender offer to purchase up to 300,000 shares of the Company's Class A common stock (the "Shares") at $3.00 per share had been filed on Schedule 14D-1 with the Securities and Exchange Commission on February 17, 1999. The Purchasers listed in the tender offer included the Sutter Opportunity Fund, LLC; MP Value fund 5, LLC; and a number of other entities (the "Bidders"). The Schedule 14D-1 stated that the tender offer would expire on March 17, 1999. On March 17, 1999 an amendment to Schedule 14D-1 was filed with the Securities and Exchange Commission extending the termination date of the tender offer through March 31, 1999.

         The Company announced on March 19, 1999 that the amended Schedule 14D-1 filed by the purchasers on March 17, 1999 disclosed that 54,046 Shares had been tendered and not withdrawn. Since management and the directors of the Company own a significant number of the Company's outstanding Shares (approximately 35%), and due to the relatively small number of shares tendered to date, certain directors announced they would tender a portion of their Shares, up to a maximum of 150,000 shares, so that the Bidders goal of acquiring up to 300,000 Shares could be achieved. Without commenting as to the pricing of the Tender Offer, management believes it to be a positive sign that a group of investors is seeking to make a significant investment in the Company's stock.

         As discussed in the Notes to Consolidated Financial Statements included herein, the Company's Board of Directors offered representatives of the Bidders the opportunity to nominate two individuals to the Board of Directors. Robert Dixon and Brian Rogers were nominated, the Board accepted the resignations of Charles Dunn and Don Cockroft, and the then existing board elected Messrs. Dixon and Rogers to fill Messrs. Dunn and Cockroft's slots. The Company believes the appointment of Messrs. Dixon and Rogers to be a very positive step in the growth of the company.

YEAR 2000

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

           Buckhead, Crossroads, and Vagabond are currently evaluating or have evaluated the systems relating to the Company Properties that may be affected by the year 2000 problem. This evaluation includes consideration of all front office systems, electronic locks, telephone systems, credit card processing, communications software with primary bankers, motel VCRs, FAX machines, copiers, cash registers, television systems, and elevators, among other systems. The items which are considered mission critical are either currently compliant or are in the process of being converted in order to reach compliance. Further, if any lessee suffers material loss or significant adverse effects to operations resulting from non-compliance, the Company may terminate the related lease due to default by the lessee and execute leases with a new lessee who is Year 2000 compliant.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998:

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

         Occupancy and average room rates of approximately 56% and $46.74 for the Company Properties for the three months ended March 31, 1999 resulted in total sales of approximately $2,260,000 and generated total lease revenues of approximately $812,000. Occupancy and average room rates of 52% and $52.97 for the Company Properties for the three months ended March 31, 1998 resulted in total sales of approximately $2,309,000 which generated lease revenues of approximately $910,000. The reduction in lease revenues from 1998 to 1999 was primarily caused by the significant refurbishment expenses related to the Sleep Inn motels in Destin and Sarasota, Florida; the reduction in percentage rent on the Company Properties located in Somerset, Kentucky, Ocean Springs, Mississippi, Flagstaff, Arizona, and Auburn, Indiana; and the delayed recognition of certain 1997 rental amounts into 1998.

         The increase in Interest Income & Other Income for the three months ended March 31, 1999 to $61,122 from $5,159 in the same period in 1998 results from the recognition of payments to the Company from an investor group (the "Investor Group") which was exploring making a significant investment in the Company in late 1998 and early 1999. Due to the termination of the previously executed letter of intent, the payments from the Investor Group were offset by costs incurred by the Company.

         The net decrease in Interest Expense and Amortization of Loan Cost to approximately $666,000 for the three months ended March 31, 1999 from $703,000 the same period in 1998 results from an increase in interest expense and a decrease in loan cost amortization. An increase in outstanding debt caused the increase in Interest Expense to $652,000 from $629,000. The 1999 and 1998 amounts include approximately $13,000 and $72,000 in loan fee amortization; the decrease in loan fees is attributable to the refinance of the Host Ventures loan from two years to 25 years.

         Administrative expenses - other totaled approximately $177,000 and $212,000 for the three months ended March 31, 1999 and 1998, including the following approximate amounts: salary and benefit costs of $68,000 and $77,000, audit and accounting fees of $11,000 and $19,000, contract labor of $20,000 and $11,000, rent of $2,000 and $3,000, fees to the American Stock Exchange of $0 and $7,000; fees to the stock transfer agent of $7,000 and $15,500, filing and printing costs of $7,000 and $10,000, relinquished project costs of $6,000 and $33,000, legal fees of $26,000 and $11,000, travel costs of $3,000 and $2,000, directors fees of $3,000 and $4,000, and other costs of $17,500 and $37,000.

         Net Gain from Transfer of Lease consists of the Mission Bay Lease
Fee reduced by termination fees to the previous leasee of $84,000; termination fees to the previous franchisor of $71,000; fees and legal costs to the Company's lender related to obtaining the lender's consent to the transfer of approximately $40,000; and legal and other costs to the Company related to the transfer.

         Net income or loss per share and weighted average shares outstanding have been calculated based upon the daily average of the number of shares outstanding for the applicable reporting periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has no committed additional sources of external liquidity available, therefore the Company will rely on its internal cash flow to meet its liquidity needs. The Company's principal source of cash to meet its cash requirements, including distributions to stockholders and any amounts owing under the Country Hearth Notes and Price Protection Amounts
(if ultimately adjudged against the Company), are its share of the Company's cash flow from the Percentage Leases relating to the hotel properties owned by the Company and anticipated proceeds from the sale of certain of the Company properties. Although the obligations of the lessees under the Percentage Leases are guaranteed in part by the parent companies of each lessee, the ability of the lessees to make lease payments under the Percentage Leases, and therefore the Company's liquidity, including its ability to make distributions to stockholders, is dependent on the ability of the lessees to generate sufficient cash flow from the hotels.

         The Company is currently in negotiations with several outside investors to acquire hotel properties and may incur indebtedness to make such acquisitions or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company will invest in additional hotel properties only as suitable opportunities arise, and the Company will not undertake investments unless adequate sources of financing are available. Based upon potential REIT distribution requirements, the Company expects that future investments in hotel properties will be financed, in whole or in part, with common stock, proceeds from additional issuances of common stock in the form of future public offerings or private placements, or from the issuance of other debt or equity securities. The Company in the future may seek to obtain a line of credit or a permanent credit facility, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with its charter restrictions. Any debt incurred or issued by the Company may be secured or unsecured, long-term or short-term, charge a fixed or variable interest rate and may be subject to such other terms as the Board of Directors of the Company deems prudent.

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


                          PART II-OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         In April, 1999, subsequent to the Company's filing of the Annual Report on Form 10-K for the year ended December 31, 1998, the Company was notified that Auburn Equity Partners filed a complaint, case number 99CVE-04-2725 (the "Auburn Complaint), in the Franklin County Common Pleas Court, Columbus, Ohio, Civil Division. The Auburn Complaint named BH-Auburn LP and Host Funding, Inc. as defendants. Concurrently with receiving notice of the Auburn Complaint, the Company received notice that Findlay Equity Partners had filed a complaint, case number 99CVH-04-2726 (the "Findlay Complaint"), in the Franklin Country Common Pleas Court, Columbus, Ohio, Civil Division. The Findlay Complaint named BH-Findlay, LP and Host Funding, Inc. as defendants. The Auburn Complaint and the Findlay Complaint together demand payment of the Country Hearth Notes and the Price Protection Amount. The cases are in the early stages of discovery with a trial date for both complaints has been set for April 3, 2000.

         The Company is a party to other, non-material legal proceedings through the normal course of business. The Company does not anticipate the losses, if any, will have a material impact on the financial position or results of operation.

Item 2.  CHANGES IN SECURITIES.

         There were no material changes in securities in the current quarter.

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


Dated: May 17, 1999          HOST FUNDING, INC.


                             /s/ Michael S. McNulty
                             --------------------------------------------
                             By: Michael S. McNulty
                             Its:  President and Chief Executive Officer


                             /s/ Bona K. Allen
                             --------------------------------------------
                             By: Bona K. Allen
                             Its: Chief Financial and Accounting Officer