Form 10-Q
period 1999-06-30
HOST FUNDING INC
filed 1999-08-23
CIK 945980

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 1999                            Commission File Number 1-14280
-------------                            ------------------------------

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)



                                  HOST FUNDING, INC.
----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Maryland                                   52-1907962
-----------------------------------       ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

6116 N. Central Expressway, Suite 1313, Dallas, TX              75206
--------------------------------------------------       -------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code        (214) 750-0760
                                                    --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ----    ----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Registrant's Class A Common Stock was 1,597,219 as of July 31, 1999.

                                TABLE OF CONTENTS


Item Number                                                             Page
                                                                        ----
                                     PART I

     1.      Financial Statements                                          3
             Notes to Financial Statements                                 9

     2.      Management's Discussion and Analysis of Financial            13
             Condition and Results of Operations                          16

     3.      Quantitative and Qualitative Disclosure
             About Market Risk                                            19

                                    PART II

     1.      Legal Proceedings                                            20

     2.      Changes in Securities                                        20

     3.      Defaults Upon Senior Securities                              20

     4.      Submission of Matters to a Vote of Security Holders          20

     5.      Other Information                                            21

     6.      Exhibits and Reports on Form 8-K                             22


                          PART I FINANCIAL INFORMATION

Item 1: Financial Statements

                               HOST FUNDING, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


-------------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,            December 31,
                                                                                        1999                   1998
-------------------------------------------------------------------------------------------------------------------------
                                     ASSETS
LAND, PROPERTY AND EQUIPMENT - HELD FOR INVESTMENT:
      Building and improvements                                                   $      17,512,686     $     17,323,312
      Furnishings and equipment                                                           3,004,092            2,873,180
      Less accumulated depreciation                                                      (2,355,652)          (1,906,466)
                                                                                  ------------------    -----------------
                                                                                         18,161,126           18,290,026
      Land                                                                                5,667,570            5,667,570
                                                                                  ------------------    -----------------
            Land, property and equipment - held for investment                           23,828,696           23,957,596

LAND, PROPERTY AND EQUIPMENT - HELD FOR SALE:
      Building and improvements                                                           4,317,200            4,299,007
      Furnishings and equipment                                                             885,443              876,093
      Less accumulated depreciation                                                        (450,764)            (392,539)
      Less impairment reserve                                                              (964,000)            (444,000)
      Land                                                                                1,239,206            1,239,206
                                                                                  ------------------    -----------------
            Land, property and equipment - held for sale                                  5,027,085            5,577,767
                                                                                  ------------------    -----------------
            Total Land, property and equipment                                           28,855,781           29,535,363

CASH AND CASH EQUIVALENTS                                                                     8,843               66,328

RESTRICTED CASH                                                                             665,010              486,573

RENT RECEIVABLE                                                                             213,150              236,754

NOTES AND OTHER RECEIVABLES, SALE OF LEASE RIGHTS                                            83,853              265,459

DUE FROM RELATED PARTIES                                                                     48,079               36,612

LONG-TERM ADVANCES TO LESSEES                                                               110,090              110,090

RESTRICTED INVESTMENTS                                                                      288,000              288,000

LOAN COMMITMENT FEES, NET OF ACCUMULATED AMORTIZATION OF
      $730,913 AT June 30, 1999 AND $703,211 AT DECEMBER 31, 1998                         1,077,701            1,105,402

FRANCHISE FEES - NET OF ACCUMULATED AMORTIZATION OF
      $26,890 AT JUNE 30, 1999 AND $21,340 AT DECEMBER 31, 1998                              94,110               99,660

PREPAID AND OTHER ASSETS                                                                    400,206              219,417
                                                                                  ------------------    -----------------
            TOTAL ASSETS                                                          $      31,844,823     $     32,449,658
                                                                                  ==================    =================


              The accompanying notes are an integral part of the
                     consolidated financial statements.               Continued

                               HOST FUNDING, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


-------------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,            December 31,
                                                                                        1999                   1998
-------------------------------------------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
LONG-TERM DEBT                                                                   $     25,510,255     $    25,790,837

SHORT TERM DEBT                                                                         1,125,158           1,025,941

LONG-TERM LEASE DEPOSIT                                                                   588,000             588,000

OPTION DEPOSITS                                                                           171,947

ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES                                            893,004             854,556

ACCRUED INTEREST                                                                          280,419             231,577

ACCRUED PROPERTY TAXES                                                                    270,024             132,465
                                                                                 -----------------    ----------------
            Total liabilities                                                          28,838,807          28,623,376
                                                                                 -----------------    ----------------
MINORITY INTEREST IN PARTNERSHIPS                                                         105,003             238,782

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS' EQUITY:
      Class A Common stock, $.01 par value; authorized 50,000,000 shares; issued and outstanding 1,547,219 and 1,546,369
         shares at June 30, 1999 and December 31, 1998 respectively                        16,917              16,907

      Additional Paid in Capital                                                        8,808,193           8,805,953
      Accumulated Deficit                                                              (4,830,840)         (4,038,321)

      Less: Unearned directors' compensation net of accumulated
         amortization of $57,403 and $145,208 at June 30, 1999
         and December 31, 1998 respectively                                               (38,597)           (142,792)
                                                                                 -----------------    ----------------
                                                                                        3,955,673           4,641,747
      Less: Common stock in treasury at cost, 144,550 and 144,400
         shares at June 30, 1999 and December 31, 1998, respectively                   (1,054,660)         (1,054,247)
                                                                                 -----------------    ----------------
            Total shareholders' equity                                                  2,901,013           3,587,500
                                                                                 -----------------    ----------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $     31,844,823     $    32,449,658
                                                                                 =================    ================


                                                                      Concluded

              The accompanying notes are an integral part of the
                     consolidated financial statements.

                                HOST FUNDING, INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                          JUNE 30,                             JUNE 30,
                                                                     1999           1998                  1999           1998
                                                                ------------------------------       ------------------------------
REVENUES:
       Lease revenue                                             $   1,006,171        867,208         $   1,818,675      1,777,211
       Interest income & Other income                                    2,965          8,903                64,087         14,062
                                                                ------------------------------       ------------------------------
             Total revenue                                           1,009,136        876,111             1,882,762      1,791,273
                                                                ------------------------------       ------------------------------
EXPENSES:
       Interest expense, including amortization of loan
       costs of $27,700 and $107,000 for the six months
       ended June 30, 1999 and 1998                                    670,360        670,931             1,336,140      1,374,372
       Depreciation and amortization                                   230,096        265,061               512,960        530,122
       Administrative expenses - other                                 254,181        270,463               431,927        481,668
       Property taxes                                                   91,237         85,394               182,701        168,279
       Minority Interest in Partnerships                              (119,396)        (1,365)             (133,779)        (4,191)
       Amortization of unearned directors' compensation                 90,695         13,500               104,195         27,000
                                                                ------------------------------       ------------------------------
             Total expenses                                          1,217,173      1,303,984             2,434,144      2,577,250
                                                                ------------------------------       ------------------------------

NET LOSS FROM OPERATIONS                                         $    (208,037)      (427,873)        $    (551,382)      (785,977)

VALUATION RESERVE                                                     (520,000)                            (520,000)

NET GAIN FROM TRANSFER OF LEASE                                                       661,491               278,862        661,491
                                                                ------------------------------       ------------------------------
NET LOSS                                                         $    (728,037)       233,618         $    (792,520)      (124,486)
                                                                ==============================       ==============================

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE                    $       (0.47)          0.15         $       (0.51)         (0.08)
                                                                ==============================       ==============================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                          1,547,195      1,554,243             1,547,207      1,554,243
                                                                ==============================       ==============================


              The accompanying notes are an integral part of the
                     consolidated financial statements.

                               HOST FUNDING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)


                                                                                     1999                1998
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
       Net loss                                                                $    (792,520)        $  (124,486)
       Adjustments to reconcile net income to net cash
             provided by operating activities:
             Depreciation and amortization                                           512,960             530,122
             Amortization of loan fees                                                27,701             107,385
             Amortization of unearned directors' compensation                        104,195              27,000
             Stock issued as compensation                                              2,250               1,125
             Gain from transfer of lease                                            (278,862)
             Minority interest in partnerships                                      (133,779)             (4,191)
             Impairment loss on assets held for sale                                 520,000
       Changes in operating assets and liabilities:
             Rent receivable                                                          23,604            (145,751)
             Rent, interest and other receivable - due from related party            (11,467)             (2,944)
             Prepaid and other assets                                                (40,789)             25,643
             Security Deposits                                                                           288,000
             Short Term Debt                                                                            (426,222)
             Notes receivable: directors                                                                   6,000
             Deferred income                                                                             170,683
             Accounts payable and accrued expenses                                   224,849              49,416
                                                                               --------------        ------------
             Net cash provided by operating activities                               158,142             501,780
                                                                               --------------        ------------
INVESTING ACTIVITIES:
       Investment in land, property and equipment                                   (166,221)           (291,018)
       Investment in restricted cash                                                (178,437)           (317,019)
       Long-term advances to lessee                                                                      145,751
       Proceeds related to transfer of lease                                         500,000
       Payments related to transfer of lease                                        (221,138)
                                                                               --------------        ------------
             Net cash used in investing activities                                   (65,796)           (462,286)
                                                                               --------------        ------------
FINANCING ACTIVITIES:
       Payment of loan fees                                                                             (270,156)
       Payment of short term debt                                                    (40,783)
       Borrowings on long-term debt                                                                    1,175,000
       Purchase of Company stock                                                        (413)
       Payments on long-term debt                                                   (280,582)          (161,531)
       Notes & other receivables, sale of lease rights                                                 (800,000)
       Receipt of Option Deposits                                                    171,947
                                                                               --------------        ------------
             Net cash used in financing activities                                  (149,831)            (56,687)
                                                                               --------------        ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                              (57,485)            (17,193)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      66,328              48,867
                                                                               --------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $       8,843         $    31,674
                                                                               ==============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION
       Cash paid during the period for interest                                $    1,259,597        $    597,132
                                                                               ==============        ============


                                                                       Continued

              The accompanying notes are an integral part of the
                     consolidated financial statements.

                               HOST FUNDING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)


                                                                                   1999                 1998
------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION (Continued)

             Common stock issued as compensation
                  Class A common                                              $           10        $          2
                  Additional paid in captial                                           2,240                1,123
                  Salary expense                                                      (2,250)              (1,125)
                                                                             ----------------      ---------------
                  Net non-cash investing activity                             $            0        $           0
                                                                             ================      ===============

             Common stock issued for Acquired Properties Acquisition Fee
                  Additional paid in captial                                  $                     $     114,925
                  Class A Common Stock                                                                        175
                  Land, Property and Equipment                                                           (115,100)
                                                                             ----------------      ---------------
                  Net non-cash investing activity                             $            0        $           0
                                                                             ================      ===============

             Property & equipment additions; repairs made by Buckhead
              to certain properties
                  Notes and other receivables                                 $     (181,606)       $
                  Land, property & equipment                                         181,606
                                                                             ----------------      ---------------
                  Net non-cash investing activity                             $            0        $           0
                                                                             ================      ===============

             Common stock issued pursuant to the sale of lease rights
                  Class A common                                              $                     $         622
                  Additional paid in capital                                                              287,378
                  N/R: Buckhead                                                                          (288,000)
                                                                             ----------------      ---------------
                  Net non-cash investing activity                             $            0        $           0
                                                                             ================      ===============

             Common stock pledged to Host Funding as security deposit
             relating to leases to Buckhead
                  Restricted investments                                      $                     $     288,000
                  Security deposits                                                                      (288,000)
                                                                             ----------------      ---------------
                  Net non-cash investing activity                             $            0        $           0
                                                                             ================      ===============

             Acquisition costs funded by note payable
                  Other assets                                                $      140,000        $
                  Short term debt                                                   (140,000)
                                                                             ----------------      ---------------
                  Net non-cash investing activity                             $            0        $           0
                                                                             ================      ===============


                                                                    (Concluded)

              The accompanying notes are an integral part of the
                     consolidated financial statements.

Host Funding, Inc. Notes to Consolidated Financial Statements

         1.       ORGANIZATION AND BASIS OF PRESENTATION.

                  The accompanying unaudited consolidated financial statements of Host Funding, Inc., a Maryland corporation (the "Registrant" or the "Company"), include the accounts of the Company and its consolidated subsidiaries, Host Ventures, Inc. ("Host Ventures"), CrossHost, Inc ("CrossHost"), and Host Enterprises, Inc. ("Enterprises"), and the Company's interest in the Country Hearth Inns located in Findlay, Ohio and Auburn, Indiana. The Company is in the business of acquiring motel properties and leasing such properties to professional hotel and motel management companies who operate and manage the Company's hotels. As of June 30, 1999 the Company owned interests in 12 hotels in 9 states (the "Company Properties").

                  These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Registrant, all adjustments necessary for a fair presentation have been included. These adjustments are of a normal, recurring nature. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and should be read in accordance therewith. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

         2.       NET LOSS PER SHARE.

                  Net Income or Loss per share for the three months ended June 30, 1999 and 1998 is computed based on the weighted average number of shares of common stock outstanding. There is no impact of common stock equivalents to earnings per share, therefore the numerator and denominator are the same in computing basic and diluted Earnings per Share.

         3. TRANSFER OF LEASE AND GRANTING OF OPTION TO PURCHASE: MISSION BAY PROPERTY

                  Effective January 1, 1999, the Company terminated the lease and related franchise agreement on the Super 8 property located in Mission Bay, California (the "Mission Bay Property"). A termination fee of $84,400 was due and paid to the previous lessee. Concurrently with such termination, the Company entered into a lease agreement with RPD 18, LLC ("RPD"), an affiliate of Vagabond Inns, whereby RPD agreed to lease the Mission Bay Property under substantially the same terms and conditions as the previous lessee. In consideration for such transfer, RPD paid the Company a non-refundable fee (the "Mission Bay Lease Fee") in the amount of $500,000. Upon execution of the lease with RPD, RPD converted the Mission Bay Property from a Super 8 motel to a Vagabond Inn. In conjunction with such conversion, the Company paid the amount of $71,000 to the previous franchisor in termination fees. The Mission Bay Lease Fee, the termination fee paid to the previous lessee, the termination fee paid to the previous franchisor, and certain other costs incurred by the Company are all reflected in the Company's Consolidated Statement of Operations under the title "Net Gain from Transfer of Lease." In February 1999, the Company granted an option to purchase the Mission Bay Property to RPD (the "RPD Option") for a purchase price of $3,225,000, which was subsequently exercised by RPD in March 1999.

                           The sale of the Mission Bay Property to RPD resulting
                  from the exercise of the RPD Option has not yet closed due to a dispute relating to the governing deed of trust and the applicable defeasance and release requirements. RPD and the Company, with the knowledge of First Union National Bank (the "Master Servicer"), relied upon the Deed of Trust filed of record in the Recorder's Office of San Diego County on March 17, 1997 as the basis for negotiating the terms of the RPD Option. Additionally, Lennar Partners (the "Special Servicer"), on behalf of the Master Servicer, acknowledged such deed of trust through the Subordination, Non-Disturbance, & Attornment Agreement executed by the Special Servicer in the first quarter, 1999. Upon giving notice to the Master Servicer of the exercise of the RPD Option and requesting a release of the Mission Bay Property, the Master Servicer informed the Company that the deed of trust filed of record was an incorrect document. The Master Servicer further informed the Company that the Mission Bay Property could not be released until certain additional release and defeasance requirements set forth in the deed of trust contained in the Master Servicer's files (which the Master Servicer claims is the correct deed of trust) were satisfied by the Company. Although the Company and RPD dispute the Master Servicer's position as to the governing deed of trust, the Company is currently evaluating options as to the incremental costs associated with meeting the additional requirements imposed by the Master Servicer's version of the deed of trust.

         4. EXECUTION OF LEASE AGREEMENT AND GRANTING OF OPTION TO PURCHASE FLAGSTAFF PROPERTY

                           Effective February 24, 1999, the Company entered into
                  a lease agreement (the "Flagstaff Lease") with RPD Flagstaff, LLC, an affiliate of Vagabond Hotels ("RPD Flagstaff"), relating to the Super 8 motel located in Flagstaff, Arizona (the "Flagstaff Property") and in connection therewith granted RPD Flagstaff an option to purchase the Flagstaff Property for a purchase price of $4,700,000 (the "RPD Flagstaff Option"), less certain adjustments. The RPD Flagstaff Option requires RPD Flagstaff to make an option payment of $300,000 (the "Initial Option Payment") upon execution of the RPD Flagstaff Option and an additional payment of $265,000 upon the commencement date of the Flagstaff Lease. The term of the RPD Flagstaff Option commences on March 1, 2001 and expires on the termination date of the Flagstaff Lease. Approximately $172,000 of the Initial Option Payment was paid to the Company, and was recorded as a liability, with the remainder of the Initial Option Payment paid into a separate escrow account. The Flagstaff Lease is subject to approval by the Company's lender and contains substantially the same terms and conditions as the currently existing lease. The commencement date of the Flagstaff Lease has not yet occurred pending lender approval and final agreement with RPD Flagstaff. Pending such approval and final agreement, Crossroads Tenant Hospitality Company, LLC continues to manage and operate the Flagstaff Property pursuant to the existing lease.

         5.       CONTRACT TO SELL COUNTRY HEARTH INN LOCATED IN FINDLAY, OHIO

                  Effective June 28, 1999, the Company, on behalf of B-H Findlay, L.P. ("B-H Findlay"), entered into an agreement to sell the Country Hearth Inn located in Findlay, Ohio (the "Findlay Property") for a sales price of $2,400,000. The Company anticipates that the net sales proceeds will significantly reduce seller financed debt related to the purchase of the Findlay Property and the Country Hearth Inn located in Auburn, Indiana (the "Auburn Property"). See "Commitments and Contingencies: Litigation Related to the Country Hearth Notes". The proposed sales price for the Findlay Property is less than the carrying cost recorded on the books of the Company, thus an impairment reserve was recorded in the second quarter, 1999 in the total amount of $520,000, bringing the total impairment reserve to approximately $964,000. The Company's portion of the total impairment reserve is approximately $824,000. This reserve will be partially offset by approximately $200,000 in unrecorded assets resulting from capital contributions that Buckhead America Corporation ("Buckhead"), a member of B-H Findlay, owes to BacHost, LLC, the managing member of B-H Findlay. Generally Accepted Accounting Principals preclude recording an increase in the assets and an increase in the equity of an entity for capital amounts that are owed from a member to such entity.

         6.       COMMITMENTS AND CONTINGENCIES

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

                  NOTES PAYABLE RELATED TO PROPERTY ACQUISITIONS

                  In May 1999 the Company entered into negotiations to purchase certain properties, see Note 7, "Negotiations to Purchase Southeast Properties". In connection therewith, the Company executed an application with a lender to obtain financing for the Southeast Properties. $140,000 was funded to the lender by an unaffiliated party on behalf of the Company in prepayment of certain due diligence costs related to such financing. Repayment of the $140,000 is evidenced by two notes payable to the unaffiliated party. Each note had an outstanding balance of $70,000 as of June 30, 1999; interest accrues on each outstanding balance at an annual interest rate of 12%; and each note matures on August 25, 1999. The beneficiary of such notes may, at the beneficiary's option, elect to receive shares of the Company in full or partial satisfaction of the notes. The number of shares to be issued in payment of the notes is determined by dividing the result of (i) the then outstanding balance (or portion thereof) of the note divided by 67%, by (ii) $2.00.

                  LITIGATION RELATED TO THE COUNTRY HEARTH NOTES

                  In October, 1997, B-H Findlay, L.P. ("Findlay") entered into a note payable (the "Findlay Note") to the sellers of the Country Hearth Inn in Findlay, Ohio (the "Findlay Country Hearth Inn") and B-H Auburn, L.P. ("Auburn") entered into a note payable (the "Auburn Note") to the sellers of the Country Hearth Inn located in Auburn, Indiana (the "Auburn Country Hearth Inn"). The Auburn Note and the Findlay Note are herein referred to collectively as the "Country Hearth Notes." The sellers of the Findlay Country Hearth Inn and the Auburn Country Hearth Inn are herein referred to as the "Sellers." The Company is the beneficial owner of 81% of both Findlay and Auburn, and executed corporate guarantees pursuant to which the Company guarantees the performance of Findlay and Auburn under the Country Hearth Notes. The Country Hearth Notes are further secured by 90,000 shares of Class B Common Stock of the Company.

                  The Company issued 80,819 shares of the Company's Class A Common Stock with a per share value of approximately $9.27 and an aggregate value of approximately $750,000 in partial payment of the purchase price of the Country Hearth Inns. The Country Hearth Notes were modified to provide that if, on October 21, 1998, the closing price of the Company's Class A Common Stock as traded on the American Stock Exchange was less than $6.50 per share, the Company would be obligated to make an additional cash payment (the "Price Protection Amount") to the Sellers so that the total value of Class A Common Stock issued to the Sellers at the per share price on October 21, 1998, plus the amount of such Price Protection Amount equaled $750,000. The Company has recorded a liability in the approximate amount of $455,000 related to the Price Protection Amount for the Class A Common Stock that the Sellers currently hold based upon a closing price of $2.00 per share on October 21, 1998. The Company believes the obligation related to the Price Protection Amount may be reduced based on a per share price of $3.00 per share on the basis that each of the Sellers had the opportunity to sell their respective shares of Class A Common Stock in a tender offer that was filed with the Securities and Exchange Commission in February, 1999.

                  In April, 1999, subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company was notified that Auburn Equity Partners filed a complaint, case number 99CVE-04-2725 (the "Auburn Complaint"), in the Franklin County Common Pleas Court, Columbus, Ohio, Civil Division (the "Franklin County Court"). The Auburn Complaint named BH-Auburn LP and Host Funding, Inc., as defendants. Concurrently with receiving notice of the Auburn Complaint, the Company received notice that Findlay Equity Partners had also filed a complaint, case number 99CVH-04-2726 (the "Findlay Complaint"), in the Franklin County Court. The Findlay Complaint named BH-Findlay, LP and Host Funding, Inc., as defendants.

                  The Auburn Complaint and the Findlay Complaint together demand payment of the Country Hearth Notes and the Price Protection Amounts in the aggregate amount of approximately $1,249,000. The Company's portion of this amount will be partially offset by approximately $200,000 in unrecorded assets resulting from capital contributions that Buckhead America Corporation, a member of each of Findlay and Auburn, owes to BacHost, LLC, the managing member of each of Findlay and Auburn. The Company has previously treated these amounts as being due and owing. On July 30, 1999, the Franklin County Court entered a judgement for the plaintiffs in both the Auburn Complaint and the Auburn Complaint which are appealable within thirty (30) days after the date of entry. The Company is currently analyzing its options and basis for appeal.

                  Effective June 28, 1999, the Company, on behalf of Findlay, entered into an agreement to sell the Findlay Property for a sales price of $2,450,000. The Company anticipates that the net sales proceeds will significantly reduce the seller financed debt owed on the Findlay Country Hearth Inn and the Auburn Country Hearth Inn.

         6.       RECENTLY ISSUED ACCOUNTING STANDARDS

                  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the effective date of FASB Statement No. 133" ("FAS No. 137"). FAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS No. 137 deferred the effective date of FAS No. 133 until June 15, 2000. The Company believes that upon implementation, FAS 133 will not have a material impact on the financial statements of the Company.

         7.       SUBSEQUENT EVENTS.

         NEGOTIATIONS TO PURCHASE SOUTHEAST HOTEL PROPERTIES

         The Company has entered into an agreement (the "Purchase Agreement") to purchase four (4) or five (5) hotel properties located in the southeast United States (the "Southeast Properties"). The Southeast Properties contain an aggregate of approximately 662 to 526 rooms and are comprised of Comfort Suite, Hampton Inn and Holiday Inn Express hotels. The Company proposes to pay the purchase price for the Southeast Properties through a combination of cash funded by new investment in the Company and the issuance to the sellers of the Southeast Properties of shares of the Series "A" Convertible Preferred Stock of the Company (the "Preferred Stock"). The Preferred Stock would be convertible into shares of the Class "A" Common Stock of the Company based upon the lesser of the average per share market price of the Class "A" Common Stock of the Company and $4.00 per share. The holders of the Preferred Stock would be entitled to certain demand registration rights upon conversion of the shares of Preferred Stock. The Company has also agreed to issue warrants to the sellers of the Southeast

Properties to purchase 100,000 shares of the Class "A" Common Stock of the Company at an exercise price of $3.00 per share. The closing of the purchase of the Southeast Hotels is subject to final agreed upon documentation and the satisfaction of certain additional due diligence items and other customary closing conditions typical of hotel properties. The Company anticipates closing the Southeast Properties during the third or forth quarters of 1999.

COUNTRY HEARTH LITIGATION

         On August 6, 1999 the Company was notified that an entry which may be a final appealable order has been filed with the Clerk of the Common Pleas Court for both the Findlay and the Auburn Complaints.

LETTER OF INTENT WITH POTENTIAL INVESTORS IN THE COMPANY

         In July 1999 the Company entered into a letter of intent with an investor group whereby the investors would, through a private placement, purchase up to six million dollars ($6,000,000) of the Company's Class A Common Stock. The investment is proposed to be funded three million dollars ($3,000,000) at closing and approximately three million dollars ($3,000,000) within 120 days of closing. Closing is subject to definitive documentation and compliance with all applicable exchange regulations and securities laws. The Company anticipates the consummation of this transaction by September 10, 1999.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS

         This Quarterly Report on Form 10-Q contains or incorporates statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding, among other matters, the Company's growth opportunities, the Company's acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements. Certain factors that might cause a difference in actual results include, but are not limited to, the Company's ability to locate and acquire hotel properties on economically suitable terms and conditions; the Company's dependence upon rental payments from the lessees of the Company's hotel properties for substantially all of the Company's income; the Company's dependence upon the abilities of the lessees of the Company's hotel properties to manage the hotel properties; risks associated with the hotel industry and real estate markets in general; and risks associated with debt financing and its availability.

         RECENT DEVELOPMENTS

         The Company currently owns 12 properties, all of which are subject to percentage leases (the "Percentage Leases") pursuant to which an affiliate of Buckhead America Corporation ("Buckhead") is responsible for management and operation of ten properties, Crossroads Hospitality Tenant Company, LLC ("Crossroads") is responsible for management and operation of one property, and RPD Mission Bay, LLC ("Vagabond") is responsible for management and operation of one property.

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

In February, 1999, the Company granted Vagabond an option to purchase the Mission Bay Property. Vagabond exercised such option in March, 1999. The sale of the Mission Bay Property to RPD resulting from the exercise of the RPD Option has not yet closed due to a dispute relating to the governing deed of trust and the applicable defeasance and release requirements. RPD and the Company, with the knowledge of First Union National Bank (the "Master Servicer"), relied upon the Deed of Trust filed of record in the Recorder's Office of San Diego County on March 17, 1997 as the basis for negotiating the terms of the RPD Option. Additionally, Lennar Partners (the "Special Servicer"), on behalf of the Master Servicer, acknowledged such deed of trust through the Subordination, Non-Disturbance, & Attornment Agreement executed by the Special Servicer in the first quarter, 1999. Upon giving notice to the Master Servicer of the exercise of the RPD Option and requesting a release of the Mission Bay Property, the Master Servicer informed the Company that the deed of trust filed of record was an incorrect document. The Master Servicer further informed the Company that the Mission Bay Property could not be released until certain additional release and defeasance requirements set forth in the deed of trust contained in the Master Servicer's files (which the Master Servicer claims is the correct deed of trust) were satisfied by the Company. Although the Company and RPD dispute the Master Servicer's position as to the governing deed of trust, the Company is currently evaluating options as to the incremental costs associated with meeting the additional requirements imposed by the Master Servicer's version of the deed of trust.

YEAR 2000

         The Company is currently in the process of addressing the "Year 2000 Problem," in which certain electronic systems may be affected by the turn of the millennium. The manufacturer of the Company's accounting system has represented that the Company's accounting system is year 2000 compliant. Management has determined that the Company's remaining automated systems are either compliant or will be made compliant for an immaterial cost.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998:

         Occupancy and average room rates of approximately 68% and $48.83 for the Company Properties for the three months ended June 30, 1999 resulted in total sales of approximately $2,824,000 and generated total lease revenues of approximately $1,006,000. Occupancy and average room rates of 67% and $47.74 for the Company Properties for the three months ended June 30, 1998 resulted in total sales of approximately $2,804,000 which generated total lease revenues of approximately $912,000, of which $867,000 was recognized and $45,000 deferred pursuant to EITF 98-9, which was reversed in the fourth quarter 1998. Lease revenues were negatively impacted the second quarter of 1999 by the significant refurbishment activities at the Sleep Inn motel in Sarasota, Florida and the reduction in percentage rent on the Company Properties located in Somerset, Kentucky, Ocean Springs, Mississippi, Flagstaff, Arizona, and Auburn, Indiana.

         The 1999 increase in minority interest in partnerships from 1998 is attributable to the partner's portion of the valuation reserve recorded related to the Findlay Property.

         The increase in amortization of unearned directors' compensation resulted from Mr. Charles Dunn and Mr. Don Cockroft no longer being on the Company's Board of Directors. The Board of Directors approved the release of the notes that were due from Mr. Dunn and Mr. Cockroft, thus the related amortization was written off.

         The 1999 Net Gain from Transfer of Lease consists of the Mission Bay Lease Fee reduced by termination fees to the previous lessee of $84,000; termination fees to the previous franchisor of $71,000; fees and legal costs to the Company's lender related to obtaining the lender's consent to the transfer of approximately $40,000; and legal and other costs to the Company related to the transfer. Effective June 3, 1998, the Company terminated lease agreements with Crossroads pertaining to certain of the Company hotels, sold the right to lease such properties to Buckhead, and entered into lease agreements with Buckhead. The leases with Buckhead are substantially the same in all material respects as the previous leases with Crossroads. The sale of lease rights generated a net book gain in 1998 of approximately $661,000. Net cash received by the Company at the close of the transaction was approximately $86,000. In connection with the sale by the Company of the hotel lease rights to Buckhead, the Company received 53,647 shares of Buckhead common stock which the company sold on August 11, 1998, and received approximately $319,000 in cash.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998:

         Occupancy and average room rates of approximately 62% and $47.94 for the Company Properties for the six months ended June 30, 1999 resulted in total sales of approximately $5,168,000 and generated total lease revenues of approximately $1,818,000. Occupancy and average room rates of 64.2% and $48.41 for the Company Properties for the six months ended June 30, 1998 resulted in total sales of approximately $4,900,000 which generated total lease revenues of approximately $1,927,000, $1,777,000 of which was recognized and, approximately $150,000 was deferred pursuant to EITF 98-9, which was reversed in the fourth quarter 1998. Lease revenues were negatively impacted in 1999 by the significant refurbishment expenses related to the Sleep Inn motels in Destin and Sarasota, Florida; the reduction in percentage rent on the Company Properties located in Somerset, Kentucky, Ocean Springs, Mississippi, Flagstaff, Arizona, and Auburn, Indiana; and the delayed recognition of certain 1997 rental amounts into 1998.

         The increase in Interest Income and Other Income for the six months ended June 30, 1999 to $64,087 from $14,062 in the same period in 1998 results from the recognition of payments to the Company from an investor group (the "Investor Group") which was exploring making a significant investment in the Company in late 1998 and early 1999. The payments from the Investor Group were offset by costs incurred by the Company.

         The net decrease in Interest Expense and Amortization of Loan Cost to approximately $1,334,000 for the six months ended June 30, 1999 from $1,374,000 the same period in 1998 results from an increase in interest expense and a decrease in loan cost amortization. An increase in outstanding debt caused the increase in Interest Expense to $1,306,000 from $1,267,000. The 1999 and 1998 amounts include approximately $27,000 and $107,000 in loan fee amortization; the decrease in loan fees is attributable to the refinance of the Host Ventures loan from two years to 25 years.

         Administrative expenses - other totaled approximately $432,000 and $482,000 for the six months ended June 30, 1999 and 1998, including the following approximate amounts: salary and benefit costs of $132,000 and $155,000, audit and accounting fees of $24,000 and $40,000, contract labor of $36,000 and $19,000, rent of $5,000 and $7,000, bank and late charges of $23,000 and 2,000, fees to the American Stock Exchange of $7,000 and $7,000; fees to the stock transfer agent of $15,000 and $25,000, filing and printing costs of $15,000 and $20,000, relinquished project costs of $12,000 and $104,000, legal fees of $70,000 and $40,000, travel costs of $15,000 and
$16,000, directors fees of $5,000 and $4,000, repairs and maintenance of $25,000 and ($1,000) and other costs of $48,000 and $44,000.

         Net Gain from Transfer of Lease consists of the Mission Bay Lease Fee reduced by termination fees to the previous lessee of $84,000; termination fees to the previous franchisor of $71,000; fees and legal costs to the Company's lender related to obtaining the lender's consent to the transfer of approximately $40,000; and legal and other costs to the Company related to the transfer.

         Net income or loss per share and weighted average shares outstanding have been calculated based upon the daily average of the number of shares outstanding for the applicable reporting periods.

LIQUIDITY AND CAPITAL RESOURCES

         In July, 1999 the Company entered into a letter of intent with an investor group whereby the investors would, through a private placement, purchase up to six million dollars ($6,000,000) of the Company's Class A Common Stock. The investment is proposed to be funded three million dollars ($3,000,000) at closing and approximately three million dollars ($3,000,000) within 120 days of closing. Closing is subject to definitive documentation and compliance with all applicable exchange regulations and securities laws. The Company anticipates the consummation of this transaction by September 10, 1999.

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

Item 3.  QUANTITIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to the Company are incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", "Liquidity and Capital Resources", or as contained elsewhere in this Quarterly Report on Form 10-Q for the six months ended June 30, 1999.

                            PART II-OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         In April, 1999, subsequent to the Company's filing of the Annual Report on Form 10-K for the year ended December 31, 1998, the Company was notified that Auburn Equity Partners filed a complaint, case number 99CVE-04-2725 (the "Auburn Complaint"), in the Franklin County Common Pleas Court, Columbus, Ohio, Civil Division (the "Franklin County Court"). The Auburn Complaint named BH-Auburn LP and Host Funding, Inc., as defendants. Concurrently with receiving notice of the Auburn Complaint, the Company received notice that Findlay Equity Partners had filed a complaint, case number 99CVH-04-2726 (the "Findlay Complaint"), in the Franklin County Court. The Findlay Complaint named BH-Findlay, LP and Host Funding, Inc., as defendants. The Auburn Complaint and the Findlay Complaint together demand payment of the Country Hearth Notes and the Price Protection Amount. On July 30, 1999, the Franklin County Court entered a judgement for the plaintiffs in both the Auburn Complaint and the Auburn Complaint which are appealable within thirty (30) days after the date of entry. The Company is currently analyzing its options and basis for appeal.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  (a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on June 7, 1999 in Dallas, Texas.

                  (b) Proxies for the election of directors of the Company were solicited pursuant to a Proxy Statement prepared in accordance with Regulation 14 of the Securities and Exchange Act of 1934, there was no solicitation in opposition to management's nominees listed in the Proxy Statement, and all nominees were elected by the stock-holders.

                  (c) Three matters were submitted to a vote of the stockholders at the Annual Meeting held on June 7, 1999, as follows:

         ELECTION OF DIRECTORS

         The stockholders elected five directors, each of whom was a nominee of management, with the following votes:


                                        FOR         AGAINST      ABSTAIN
                                       -----        --------     -------
          Michael S. McNulty         1,155,192       39,725
          Brian K. Rodgers           1,156,384       38,533
          Guy E. Hatfield            1,156,257       38,660
          William M. Birdsall        1,156,681       38,236
          Robert E. Dixon            1,156,554       38,363


         DESIGNATION OF SERIES OF PREFERRED STOCK

         The stockholders approved the designation and subsequent issuance of up to 5,000,000 shares of the Class A Cumulative Convertible Preferred Stock, $0.01 par value, of the Company, with the following vote:


                  FOR              AGAINST            ABSTAIN
                 -----             -------            -------
                805,883            50,379              7,842

         There were 330,813 non-broker votes.

         RESERVATION OF COMMON STOCK FOR CONVERSION

         The stockholders approved the reservation and subsequent issuance of up to 4,000,000 shares of the authorized but unissued shares of Class A Common Stock of the Company, which shares are issuable upon conversion of membership units in certain operating companies to be formed by the Company, with the following votes:


                  FOR              AGAINST            ABSTAIN
                 -----             -------            -------
                807,037             49,025            330,813

         There were 330,813 non-broker votes.

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



Dated: August 23, 1999           HOST FUNDING, INC.

                             /s/ Michael S. McNulty
                             ---------------------------------------------
                             By: Michael S. McNulty
                             Its:  President and Chief Executive Officer


                             /s/ Bona K. Allen
                             ---------------------------------------------
                             By: Bona K. Allen
                             Its: Chief Financial and Accounting Officer