Form 10-Q
period 1999-09-30
HOST FUNDING INC
filed 1999-11-22
CIK 945980

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 1999                               Commission File Number 1-14280
------------------                               ------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)



                               HOST FUNDING, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Maryland                                    52-1907962
-----------------------------------        ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

6116 N. Central Expressway, Suite 1313, Dallas, TX                  75206
--------------------------------------------------              --------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code             (214) 750-0760
                                                               ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

The number of outstanding shares of the Registrant's Class A Common Stock was 1,719,700 as of November 4, 1999.

                                TABLE OF CONTENTS


     Item Number                                                        Page
                                                                        ----
                                       PART I

         1.        Financial Statements                                    3
                   Notes to Financial Statements                          10

         2.        Management's Discussion and Analysis of Financial      16
                   Condition and Results of Operations

         3.        Quantitative and Qualitative Disclosure                21
                   About Market Risk

                                       PART II

         1.        Legal Proceedings                                      21

         2.        Changes in Securities                                  22

         3.        Defaults Upon Senior Securities                        22

         4.        Submission of Matters to a Vote of Security Holders    22

         5.        Other Information                                      22

         6.        Exhibits and Reports on Form 8-K                       22

                          PART I FINANCIAL INFORMATION

Item 1: Financial Statements

                               HOST FUNDING, INC.
                           CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------------------
                                                                         September 30,     December 31,
                                                                            1999             1998
                                                                          (UNAUDITED)
-------------------------------------------------------------------------------------------------------
                                     ASSETS
LAND, PROPERTY AND EQUIPMENT - HELD FOR INVESTMENT:
      Building and improvements                                          $ 17,511,039    $ 17,323,312
      Furnishings and equipment                                             3,004,695       2,873,180
      Less accumulated depreciation                                        (2,586,956)     (1,906,466)
                                                                        --------------  --------------
                                                                           17,928,778      18,290,026
      Land                                                                  5,667,570       5,667,570
                                                                        --------------  --------------

          Land, property and equipment - held for investment               23,596,348      23,957,596

LAND, PROPERTY AND EQUIPMENT - HELD FOR SALE:
      Building and improvements                                             4,317,200       4,299,007
      Furnishings and equipment                                               885,443         876,093
      Less accumulated depreciation                                          (450,764)       (392,539)
      Less impairment reserve                                                (964,000)       (444,000)
      Land                                                                  1,239,206       1,239,206
                                                                        --------------  --------------

            Land, property and equipment - held for sale                    5,027,085       5,577,767
                                                                        --------------  --------------

            Total Land, property and equipment                             28,623,433      29,535,363

CASH AND CASH EQUIVALENTS                                                      52,409          66,328

RESTRICTED CASH                                                               780,793         486,573

RENT RECEIVABLE                                                               237,169         236,754

NOTES AND OTHER RECEIVABLES, SALE OF LEASE RIGHTS                              83,853         265,459

DUE FROM RELATED PARTIES                                                       60,784          36,612

LONG-TERM ADVANCES TO LESSEES                                                 110,090         110,090

RESTRICTED INVESTMENTS                                                        288,000         288,000

LOAN COMMITMENT FEES, NET OF ACCUMULATED AMORTIZATION OF
      $744,764 AT SEPTEMBER 30, 1999 AND $703,211 AT DECEMBER 31, 1998      1,062,268       1,105,402

FRANCHISE FEES - NET OF ACCUMULATED AMORTIZATION OF
      $29,665 AT SEPTEMBER 30, 1999 AND $21,340 AT DECEMBER 31, 1998           91,335          99,660

PREPAID AND OTHER ASSETS                                                      289,623         219,417
                                                                        --------------  --------------

            TOTAL ASSETS                                                 $ 31,679,757    $ 32,449,658
                                                                        ==============  ==============

           The accompanying notes are an integral part of the consolidated financial statements

                               HOST FUNDING, INC.
                           CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------
                                                                         September 30,    December 31,
                                                                              1999            1998
                                                                          (UNAUDITED)
------------------------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
LONG-TERM DEBT                                                           $ 25,370,393    $ 25,790,837

SHORT TERM DEBT                                                               993,221       1,025,941

LONG-TERM LEASE DEPOSIT                                                       588,000         588,000

OPTION DEPOSITS                                                               171,947

ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES                                994,348         854,556

ACCRUED INTEREST                                                              327,641         231,577

ACCRUED PROPERTY TAXES                                                        306,634         132,465
                                                                        --------------  --------------

            Total liabilities                                              28,752,184      28,623,376
                                                                        --------------  --------------

MINORITY INTEREST IN PARTNERSHIPS                                             112,815         238,782

SHAREHOLDERS' EQUITY:
  Class A Common stock, $.01 par value; authorized 50,000,000 shares;
    issued and outstanding 1719,700 and 1,546,369 shares at
    September 30, 1999 and December 31, 1998 respectively                      18,645          16,907

Additional Paid in Capital                                                  9,160,237       8,805,953
Accumulated Deficit                                                        (5,225,783)     (4,038,321)

Less: Unearned directors' compensation net of accumulated amortization of $62,319 and $146,000 at September 30, 1999 and
  December 31, 1998 respectively                                              (83,681)       (142,792)
                                                                        --------------  --------------
                                                                            3,869,418       4,641,747

Less: Common stock in treasury at cost, 144,550 and 144,400 shares
  at September 30, 1999 and December 31, 1998, respectively                (1,054,660)     (1,054,247)
                                                                        --------------  --------------

        Total shareholders' equity                                          2,814,758       3,587,500
                                                                        --------------  --------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 31,679,757    $ 32,449,658
                                                                        ==============  ==============
                                                                                             Concluded

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                                HOST FUNDING, INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                                              1999           1998        1999           1998
                                                                           ------------------------  --------------------------
REVENUES:

       Lease revenue                                                       $ 1,151,497    1,103,283  $ 2,970,172      2,880,494
       Interest & other income                                                   6,521       10,104       70,609         24,165
                                                                            ------------------------  --------------------------

             Total revenue                                                   1,158,018    1,113,387    3,040,781      2,904,659
                                                                            ------------------------  --------------------------
EXPENSES:

       Interest expense, including amortization of loan costs of $41,552
       and $121,235 for the nine months ended September 30, 1999 and 1998      675,766      647,664    2,011,907      2,022,036
       Depreciation and amortization                                           234,078      271,109      747,038        801,231
       Administrative expenses - other                                         207,526      186,936      622,072        550,512
       Director fees                                                            83,800        3,150       88,700         16,756
       Property taxes                                                           91,174       85,363      273,875        253,642
       Minority Interest in Partnerships                                         7,812        7,137     (125,967)         2,946
       Amortization of unearned directors' compensation                          4,916       13,500      109,111         40,500
                                                                            ------------------------  --------------------------
             Total expenses                                                  1,305,072    1,214,859    3,726,736      3,687,623
                                                                            ------------------------  ---------------------------


NET LOSS FROM OPERATIONS                                                   $  (147,054)    (101,472) $  (685,955)      (782,964)

       Relinquished project costs                                             (247,889)      (2,669)    (260,369)      (107,153)

VALUATION RESERVE                                                                                       (520,000)

NET GAIN (LOSS) FROM TRANSFER OF LEASE                                                      (88,644)     278,862        572,846
                                                                            ------------------------  --------------------------

NET LOSS                                                                   $  (394,943)    (192,785) $(1,187,462)      (317,271)
                                                                            ========================  ==========================

BASIC AND DILUTED LOSS PER SHARE                                           $     (0.25)       (0.12) $     (0.76)         (0.20)
                                                                            ========================  ==========================
WEIGHTED AVERAGE NUMBER OF

  COMMON SHARES OUTSTANDING                                                  1,597,173    1,580,596    1,558,378      1,563,120
                                                                            ========================  ==========================


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                               HOST FUNDING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                                  1999                      1998
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
       Net loss                                                                        $      (1,187,462)       $         (317,271)
       Adjustments to reconcile net income to net cash
             provided by operating activities:
             Depreciation and amortization                                                       747,038                   801,231
             Amortization of loan fees                                                            41,552                   121,235
             Amortization of unearned directors' compensation                                    109,111                    40,500
             Stock issued as compensation                                                          2,250                     1,126
             Gain from transfer of lease                                                        (278,862)                 (572,846)
             Minority interest in partnerships                                                  (125,967)                    2,545
             Impairment loss on assets held for sale                                             520,000
             Loss from stock sale                                                                                           80,800
             Common stock issued to directors for director fees                                   82,500
             Common stock issued in payment of interest                                           19,335
       Changes in operating assets and liabilities:
             Rent receivable                                                                        (415)                 (178,806)
             Rent, interest and other receivable - due from related party                        (24,172)                   (9,668)
             Prepaid and other assets                                                            (70,206)                  (63,010)
             Short Term Debt                                                                                              (426,222)
             Notes receivable: directors                                                                                     6,000
             Deferred income                                                                                               276,682
             Accounts payable and accrued expenses                                               410,025                   669,370
                                                                                       ------------------       -------------------
             Net cash provided by operating activities                                           244,727                   431,666
                                                                                       ------------------       -------------------
INVESTING ACTIVITIES:
       Investment in land, property and equipment                                               (165,178)                 (955,585)
       Investment in restricted cash                                                            (294,220)                 (422,471)
       Long-term advances to lessee                                                                                       (110,090)
       Proceeds related to transfer of lease                                                     500,000
       Payments related to transfer of lease                                                    (221,138)
       Reimbursement of advances to lessee                                                                                 255,841
       Purchase of Company stock                                                                                          (139,881)
       Proceeds related to sale of leasing rights                                                                          807,200
       Payments related to sale of leasing rights                                                                         (427,154)

                                                                                       ------------------       -------------------

             Net cash used in investing activities                                               (180,536)                 (992,140)
                                                                                       ------------------       -------------------
FINANCING ACTIVITIES:

       Stock sold to director                                                                     20,000
       Payment of loan fees                                                                                               (275,532)
       Write off loan fee                                                                          1,585
       Borrowings on short-term debt                                                             190,000
       Payment of short term debt                                                                (40,785)
       Borrowings on long-term debt                                                                                      1,175,000
       Purchase of Company stock                                                                    (413)
       Payments on long-term debt                                                               (420,444)                 (285,471)
       Receipt of Option Deposits                                                                171,947
                                                                                       ------------------       -------------------

             Net cash (used in) provided by financing activities                                  (78,110)                  613,997
                                                                                       ------------------       -------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                          (13,919)                   53,523

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  66,328                    48,867
                                                                                       ------------------       -------------------
CASH AND CASH EQUIVALENTS  AT END OF PERIOD                                            $          52,409        $          102,390
                                                                                       ==================       ===================
                                                                                                                      Continued

                 The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 HOST FUNDING, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                     (UNAUDITED)

                                                                                        1999                  1998
----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
   Cash paid during the period for interest                                      $     1,874,292        $     956,201
                                                                                 ================       ==============

   Non-cash investing activities:
       Common stock issued for Acquired Properties
       Acquisition Fee
            Additional paid in capital                                           $                      $     114,925
            Class A Common Stock                                                                                  175
            Land, property and equipment                                                                     (115,100)
                                                                                 ----------------       --------------

            Net non-cash investing activity                                      $             0        $           0
                                                                                 ================       ==============

       Common stock issued as compensation
            Class A common                                                       $            10        $           2
            Additional paid in captial                                                     2,240                1,123
            Salary expense                                                                (2,250)              (1,125)
                                                                                 ----------------       --------------

            Net non-cash investing activity                                      $             0        $           0
                                                                                 ================       ===============

       Property & equipment additions; repairs made by Buckhead
       to certain properties
           Notes and other receivables                                           $      (181,606)       $
           Land, property & equipment                                                    181,606
                                                                                 ----------------       --------------

           Net non-cash investing activity                                       $             0        $           0
                                                                                 ================       ==============

       Common stock issued pursuant to the sale of lease rights
           Class A common                                                        $                      $         622
           Additional paid in capital                                                                         287,378
           N/R: Buckhead                                                                                     (288,000)
                                                                                 ----------------       --------------

           Net non-cash investing activity                                       $             0        $           0
                                                                                 ================       ==============
       Common stock pledged to Host Funding as security deposit
       relating to leases to Buckhead
           Restricted investments                                                $                      $     288,000
           Security deposits                                                                                 (288,000)
                                                                                 ----------------       --------------

           Net non-cash investing activity                                       $             0        $           0
                                                                                 ================       ==============
                                                                                                           Continued

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                               HOST FUNDING, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                                      1999                1998
------------------------------------------------------------------------------------------------------------------------
       Acquisition costs funded by note payable
            Other assets                                                       $     190,000        $
            Short term debt                                                         (190,000)
                                                                               --------------       --------------

            Net non-cash investing activity                                    $           0        $           0
                                                                               ==============       ==============

       Common stock issued in payment of interest and principal on short term debt
            Common stock                                                       $       1,028        $
            Additional paid in capital                                               200,244
            Interest                                                                 (19,336)
            Short term debt                                                         (181,936)
                                                                               --------------       --------------

            Net non-cash financing activity                                    $         -          $
                                                                               ==============       ==============

       Common stock issued to former directors and Chairman
            Common Stock                                                       $         300        $
            Additional paid in capital                                                82,200
            Directors fees                                                           (82,500)
                                                                               --------------       --------------

            Total non cash activity                                            $         -          $         -
                                                                               ==============       ==============
       Common Stock issued to new directors
            Common Stock                                                       $         200        $
            Additional paid in capital                                                19,800
            Notes receivable, directors                                              (20,000)
                                                                               --------------       --------------

            Net non-cash investing activity                                    $         -          $
                                                                               ==============       ==============
       Common stock returned as deposit for legal fee
            Deposits                                                           $                    $      97,500
            Additional paid in capital                                                                    (97,350)
            Class A Common                                                                                   (150)
                                                                               --------------       --------------

            Net non-cash investing activity                                    $           0        $           0
                                                                               ==============       ==============
       Sale of leasing rights
            Buckhead stock receivable                                          $                    $    (400,000)
            Acquisition finance note receivable                                                          (212,000)
            Sale of lease rights                                                                          612,000
                                                                               --------------       --------------

            Net non-cash investing activity                                    $           0        $           0
                                                                               ==============       ==============
       Receipt of Buckhead stock
            Buckhead stock receivable                                          $                    $      400,000
            Investment in Buckhead                                                                        (400,000)
                                                                               --------------       ---------------

            Net non-cash investing activity                                    $           0        $            0
                                                                               ==============       ===============

       Reimbursement of capital expenditures relating to property leased to Buckhead
            Capital expenditure reserve                                        $                    $      100,000
            Note receivable, Buckhead                                                                     (100,000)
                                                                               --------------       ---------------
            Net non-cash investing activity                                    $           0        $            0
                                                                               ==============       ===============

             The accompanying notes are an integral part of the
                    consolidated financial statements.

Host Funding, Inc. Notes to Consolidated Financial Statements

         1.       ORGANIZATION AND BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Host Funding, Inc., a Maryland corporation (the "Registrant" or the "Company"), include the accounts of the Company and its consolidated subsidiaries, Host Ventures, Inc. ("Host Ventures"), CrossHost, Inc ("CrossHost"), and Host Enterprises, Inc. ("Enterprises"), and the Company's interest in the Country Hearth Inns located in Findlay, Ohio and Auburn, Indiana. The Company is in the business of acquiring motel properties and leasing such properties to professional hotel and motel management companies who operate and manage the Company's hotels. As of September 30, 1999, the Company owned interests in 12 hotels in 9 states (the "Company Properties").

                  These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. These adjustments are of a normal, recurring nature. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, and should be read in accordance therewith. The results of operations for the nine-month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

         2.       USE OF ESTIMATES

                  The preparation of the financial statements in conforming with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of rental revenue during the reporting period. Actual results could differ from those estimates.

         3.       RECLASSIFICATIONS

                  Certain prior year balances have been reclassified to conform to the current year presentation.


         4.       NET LOSS PER SHARE

                  Basic Net Loss per share for the three and nine months ended September 30, 1999 and 1998 is computed based on the weighted average number of shares of common stock outstanding. For the purpose of determining diluted earnings per share, there was no change in the weighted average shares outstanding for the effect of stock options during the three and nine months ended September 30, 1999 and 1998 since the stock options were antidilutive.

         5. TRANSFER OF LEASE AND GRANTING OF OPTION TO PURCHASE: MISSION BAY PROPERTY

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

                           The sale of the Mission Bay Property to RPD resulting
                  from the exercise of the RPD Option has not yet closed due to a dispute relating to the governing deed of trust and the applicable defeasance and release requirements. RPD and the Company, with the knowledge of First Union National Bank (the "Master Servicer"), relied upon the Deed of Trust filed of record in the Recorder's Office of San Diego County on March 17, 1997, as the basis for negotiating the terms of the RPD Option. Additionally, Lennar Partners (the "Special Servicer"), on behalf of the Master Servicer, acknowledged such deed of trust through the Subordination, Non-Disturbance, & Attornment Agreement executed by the Special Servicer in the first quarter 1999. Upon giving notice to the Master Servicer of the exercise of the RPD Option and requesting a release of the Mission Bay Property, the Master Servicer informed the Company that the deed of trust filed of record (the "Recorded Deed of Trust") was an incorrect document. The Master Servicer further informed the Company that the Mission Bay Property could not be released until certain additional release and defeasance requirements set forth in the deed of trust contained in the Master Servicer's files (which the Master Servicer claims is the correct deed of trust) were satisfied by the Company. On June 24, 1999 a second deed of trust was filed of record (the "Slander of Title Deed of Trust"). The Slander of Title Deed of Trust amended and restated the Recorded Deed of Trust. The Company has been informed by the Company's California legal counsel that, unless the Slander of Title Deed of Trust is removed, all defeasance costs may be negated.

         6. EXECUTION OF LEASE AGREEMENT AND GRANTING OF OPTION TO PURCHASE FLAGSTAFF PROPERTY

                           Effective February 24, 1999, the Company entered into
                  a lease agreement (the "Flagstaff Lease") with RPD Flagstaff, LLC, an affiliate of Vagabond Hotels ("RPD Flagstaff"), relating to the Super 8 motel located in Flagstaff, Arizona (the "Flagstaff Property"), and in connection therewith granted RPD Flagstaff an option to purchase the Flagstaff Property for a purchase price of $4,700,000 (the "RPD Flagstaff Option"), less certain adjustments including amortization of a portion of rent. The RPD Flagstaff Option requires RPD Flagstaff to make an option payment of $300,000 (the "Initial Option Payment") upon execution of the RPD Flagstaff Option and an additional payment of $265,000 upon the commencement date of the Flagstaff Lease. The term of the RPD Flagstaff Option commences on March 1, 2001 and expires on the termination date of the Flagstaff Lease. Approximately $172,000 of the Initial Option

                  Payment was paid to the Company, and was recorded as a liability, with the remainder of the Initial Option Payment paid into a separate escrow account. The Flagstaff Lease is subject to approval by the Company's lender and contains substantially the same terms and conditions as the currently existing lease. The commencement date of the Flagstaff Lease has not yet occurred pending lender approval and final agreement with RPD Flagstaff. Pending such approval and final agreement, Crossroads Tenant Hospitality Company, LLC continues to manage and operate the Flagstaff Property pursuant to the existing lease.

         7.       CONTRACT TO SELL COUNTRY HEARTH INN LOCATED IN FINDLAY, OHIO

                  Effective June 28, 1999, the Company, on behalf of B-H Findlay, L.P. ("B-H Findlay"), entered into an agreement to sell the Country Hearth Inn located in Findlay, Ohio (the "Findlay Property") for a sales price of $2,400,000. The Company anticipates that the net sales proceeds will significantly reduce seller financed debt related to the purchase of the Findlay Property and the Country Hearth Inn located in Auburn, Indiana (the "Auburn Property"). See "Commitments and Contingencies: Litigation Related to the Country Hearth Notes". The proposed sales price for the Findlay Property is less than the carrying cost recorded on the books of the Company, thus an impairment reserve was recorded in the second quarter, 1999 in the total amount of $520,000, bringing the total impairment reserve to approximately $964,000. The Company's portion of the total impairment reserve is $824,000. The Findlay Property was subsequently sold, see Note 12, Subsequent Events.

         8.       NEGOTIATIONS TO PURCHASE SOUTHEAST HOTEL PROPERTIES

                  The Company has entered into an agreement (the "Purchase Agreement") to purchase four (4) or five (5) hotel properties located in the southeastern United States (the "Southeast Properties"). The Southeast Properties contain an aggregate of approximately 662 to 526 rooms and are comprised of Comfort Suite, Hampton Inn, and Holiday Inn Express hotels. The Company intends to fund the acquisition of the Southeast Properties through a combination of cash funded by new investment in the Company and the issuance, to the sellers of the Southeast Properties, of shares of Series "A"
                  Convertible Preferred Stock of the Company (the "Preferred Stock"). The Preferred Stock would be convertible into shares of the Class "A" Common Stock of the Company based upon the lesser of the average per share market price of the Class "A" Common Stock of the Company and $4.00 per share. The holders of the Preferred Stock would be entitled to certain demand registration rights upon conversion of the shares of Preferred Stock. The Company has also agreed to issue warrants to the sellers of the Southeast Properties to purchase 100,000 shares of the Class "A" Common Stock of the Company at an exercise price of $3.00 per share. The closing of the purchase of the Southeast Hotels is subject to final agreed upon documentation and the satisfaction of certain additional due diligence items and other customary closing conditions typical of hotel properties. The Company anticipates closing the Southeast Properties during the 1st quarter of 2000.

         9.       LETTER OF INTENT WITH POTENTIAL INVESTORS IN THE COMPANY

                  In July 1999 the Company entered into a letter of intent with an investor group (the "Investor Group") whereby the Investor Group would, through a private placement, purchase up to six million dollars ($6,000,000) of the Company's Class A Common Stock. The investment is proposed to be funded three million dollars ($3,000,000) at closing and approximately three million dollars ($3,000,000) within 90 days of closing.

        10.       COMMITMENTS AND CONTINGENCIES

                  REIT STATUS

                  The Company, as a requirement under the Internal Revenue Code (the "Code") to elect REIT status, must have no more than five
                  (5) shareholders who own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding of the Company. The Company has not satisfied this requirement and, therefore, has not elected to qualify as a REIT during the 1998 tax year and currently is subject to the corporate tax provisions. At September 30, 1999, the Company has a net deferred tax asset under SFAS 109, Accounting for Income Taxes, that has been fully reserved. The Company's decision not to elect REIT status should not adversely affect the stockholders of the Company in that the Company had no taxable income for the 1998 year and expects no material federal income tax liability for the year ended 1999.

                  FRANCHISE AGREEMENTS

                  The Company has been granted franchise license agreements relating to the Super 8 Motels, Sleep Inns, and Country Hearth Inns owned by the Company or its affiliates for terms expiring in 2005, 2011, and 2012, respectively. Pursuant to the terms of the agreements, the Company is required to pay royalty fees and advertising fees of 5% to 4% and 3% to 1.3%, respectively, reservation fees due under the Sleep Inn agreements of 1.75% of gross room revenue, and reservation fees due under the Country Hearth agreements of 1% of gross room revenues plus $1.00 per each room night generated by the Country Hearth reservation system. Pursuant to the lease agreements for each of the hotel properties owned by the Company, the responsibility for payment of the fees on the Super 8 Motel located in Flagstaff, Arizona has been assigned to Crossroads, as lessee. The Company is not responsible for any franchise costs associated with the Mission Bay Property. The responsibility for payment of the fees on the remaining Company Properties has been assigned to Buckhead or its affiliates.

                  NOTES PAYABLE RELATED TO PROPERTY ACQUISITIONS

                  In May 1999, the Company entered into negotiations to purchase certain properties, see Note 6, "Negotiations to Purchase Southeast Properties". In connection therewith, the Company executed an application with a lender to obtain financing for the Southeast Properties. Certain costs associated with the borrowing in the amount of approximately $140,000 were paid to the lender by an unaffiliated party on behalf of the Company. Costs related to such financing. In September, 1999 an additional $50,000 was advanced by the same unaffiliated party in partial payment of certain legal fees. Approximately $140,000 in such funds were reimbursed by the issuance of 69,781 shares of the Company's Class A Common Stock in September, 1999. Repayment of the remaining amount of approximately $56,746 is evidenced by two notes payable to the unaffiliated party. Interest accrues on each outstanding balance at an annual interest rate of 12%; and each note matures on December 31, 1999. The beneficiary of such notes may, at the beneficiary's option, elect to receive shares of the Company in full or partial satisfaction of the notes at a per share price of $2.00 per share.

                  LITIGATION RELATED TO THE COUNTRY HEARTH NOTES

                  In October, 1997, B-H Findlay, L.P. ("Findlay") entered into a note payable (the "Findlay Note") to the sellers of the Country Hearth Inn in Findlay, Ohio (the "Findlay Country Hearth Inn") and B-H Auburn, L.P. ("Auburn") entered into a note payable (the "Auburn Note") to the sellers of the Country Hearth Inn located in Auburn, Indiana (the "Auburn Country Hearth Inn"). The Auburn Note and the Findlay Note are herein referred to, collectively, as the "Country Hearth Notes." The sellers of the Findlay Country Hearth Inn and the Auburn Country Hearth Inn are herein referred to as the "Sellers." The Company is the beneficial owner of 81% of both Findlay and Auburn, and executed corporate guarantees pursuant to which the Company guarantees the performance of Findlay and Auburn under the Country Hearth Notes. The Country Hearth Notes are further secured by 90,000 shares of Class B Common Stock of the Company.

                  The Company issued 80,819 shares of the Company's Class A Common Stock with a per-share value of approximately $9.27 and an aggregate value of approximately $750,000 in partial payment of the purchase price of the Country Hearth Inns. The Country Hearth Notes were modified to provide that, if, on October 21, 1998, the closing price of the Company's Class A Common Stock as traded on the American Stock Exchange was less than $6.50 per share, the Company would be obligated to make an additional cash payment (the "Price Protection Amount") to the Sellers so that the total value of Class A Common Stock issued to the Sellers at the per-share price on October 21, 1998, plus the amount of such Price Protection Amount, equaled $750,000. The Company has recorded a liability in the approximate amount of $455,000 related to the Price Protection Amount for the Class A Common Stock that the Sellers currently hold based upon a closing price of $2.00 per share on October 21, 1998. The Company believes the obligation related to the Stock Protection Amount may be reduced based on a per-share price of $3.00 per share on the basis that each of the Sellers had the opportunity to sell their respective shares of Class A Common Stock in a tender offer that was filed with the Securities and Exchange Commission in February 1999.

                  In April 1999, subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company was notified that Auburn Equity Partners filed a complaint, case number 99CVE-04-2725 (the "Auburn Complaint"), in the Franklin County Common Pleas Court, Columbus, Ohio, Civil Division (the "Franklin County Court"). The Auburn Complaint named BH-Auburn LP and Host Funding, Inc., as defendants. Concurrently with receiving notice of the Auburn Complaint, the Company received notice that Findlay Equity Partners had also filed a complaint, case number 99CVH-04-2726 (the "Findlay Complaint"), in the Franklin County Court. The Findlay Complaint named BH-Findlay, LP and Host Funding, Inc., as defendants.

                  The Auburn Complaint and the Findlay Complaint together demand payment of the Country Hearth Notes and the Price Protection amounts in the aggregate amount of approximately $1,249,000. On July 30, 1999, the Franklin County Court entered a judgement for the plaintiffs in both the Findlay Complaint and the Auburn Complaint.

                  Effective June 28, 1999, the Company, on behalf of Findlay, entered into an agreement to sell the Findlay Property for a price of $2,400,000. (See Note 12, Subsequent events)

        11.       RECENTLY ISSUED ACCOUNTING STANDARDS

                  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the effective date of FASB Statement Number 133" ("FAS No. 137"). FAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS No. 137 deferred the effective date of FAS No. 133 until June 15, 2000. The Company believes that, upon implementation, FAS 133 will not have a material impact on the financial statements of the Company.

         12.      SUBSEQUENT EVENTS.

                  COMPANY NEGOTIATIONS WITH POTENTIAL INVESTORS

                  While the Company continues to negotiate the terms of a private placement of the Company's securities with the Investor Group, the Company's directors have contacted certain other potential investors and requested proposals which would provide the Company and/or its shareholders with cash, either through equity investment, merger, or purchase of certain assets. November 19, 1999 has been set as the deadline for submission of final proposals by all parties including the Investor Group.

                  PROPOSALS RECEIVED ON NOVEMBER 19, 1999

                  The Company has received three proposals from third party investors (one of which was a revised proposal from the Investor Group). The proposals include cash contributions to the Company ranging from $600,000 to $2,000,000. The Company expects to accept one or more of the proposals in order to provide the Company with sufficient cash to meet current cash requirements.

                  SALE OF THE COUNTRY HEARTH INN LOCATED IN FINDLAY, OHIO

                  In November, 1999 the Findlay Country Hearth Inn was sold $2,400,000 cash. The cash proceeds were used to partially satisfy the Country Hearth Notes, related price protection amounts, and other outstanding debt obligations collectively totaling approximately $2,200,000. The remaining proceeds were used to pay closing costs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains or incorporates statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding, among other matters, the Company's growth opportunities, the Company's acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied, in such forward-looking statements. Certain factors that might cause a difference in actual results include, but are not limited to, the Company's ability to locate and acquire hotel properties on economically suitable terms and conditions; the Company's dependence upon rental payments from the lessees of the Company's hotel properties for substantially all of the Company's income; the Company's dependence upon the abilities of the lessees of the Company's hotel properties to manage the hotel properties; risks associated with the hotel industry and real estate markets in general; and risks associated with debt financing and its availability.

         RECENT DEVELOPMENTS

         The Company currently owns 11 properties, all of which are subject to percentage leases (the "Percentage Leases") pursuant to which an affiliate of Buckhead America Corporation ("Buckhead") is responsible for management and operation of 9 properties, Crossroads Hospitality Tenant Company, LLC ("Crossroads") is responsible for management and operation of one property, and RPD Mission Bay, LLC ("Vagabond") is responsible for management and operation of one property.

         Effective November 12, 1999, the Company sold the Country Hearth Inn property located in Findlay, Ohio (the "Findlay Country Hearth Inn") for $2,400,000 cash. The cash proceeds were used to partially satisfy the Country Hearth Notes, related price protection amounts, and other outstanding debt obligations collectively totaling approximately $2,200,000. The remaining proceeds were used to pay closing costs.

         Effective January 1, 1999, the Company transferred leasing and management of the Super 8 motel located in Mission Bay, California (the "Mission Bay Property") to an affiliate of Vagabond ("RPD"), a proven hotel operator located in California. Upon execution of the leasing documents, Vagabond converted the Mission Bay property to a Vagabond Inn. In consideration for such lease transfer, Vagabond paid the Company a non-refundable fee (the "Mission Bay Lease Fee") in the amount of $500,000. The Mission Bay Lease Fee was used to pay certain termination fees to the previous franchisor, to pay the termination fee to the previous lessee, and for general corporate purposes.

         In February, 1999, the Company granted Vagabond an option to purchase the Mission Bay Property. Vagabond exercised such option in March 1999. The sale of the Mission Bay Property to RPD resulting from the exercise of the RPD Option has not yet closed due to a dispute relating to the governing deed of trust and the applicable defeasance and release requirements. RPD and the Company, with the knowledge of First Union National Bank (the "Master Servicer"), relied upon the Deed of Trust filed of record in the Recorder's Office of San Diego County on March 17, 1997 as the basis for negotiating the terms of the RPD Option. Additionally, Lennar Partners (the "Special Servicer"), on behalf of the Master Servicer, acknowledged such deed of trust through the Subordination, Non-Disturbance, & Attornment Agreement executed by the Special Servicer in the first quarter 1999. Upon giving notice to the Master Servicer of the exercise of the RPD Option and requesting a release of the Mission Bay Property, the Master Servicer informed the Company that the deed of trust filed of record was an incorrect document. The Master Servicer further informed the Company that the Mission Bay Property could not be released until certain additional release and defeasance requirements set forth in the deed of trust contained in the Master Servicer's files (which the Master Servicer claims is the correct deed of trust) were satisfied by the Company. On June 24, 1999 a second deed of trust was filed of record (the "Slander of Title Deed of Trust"). The Slander of Title Deed of Trust amended and restated the Recorded Deed of Trust. The Company has been informed by the Company's California legal counsel that, unless the Slander of Title Deed of Trust is removed, all defeasance costs may, at a minimum, be negated in full.

YEAR 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER, 1999 AND 1998:

         Occupancy and average room rates of approximately 65% and $53.02 for the Company Properties for the three months ended September 30, 1999 resulted in total room revenue of approximately $2,900,000 and generated total lease revenues of approximately $1,152,000. Occupancy and average room rates of 69% and $47.62 for the Company Properties for the three months ended September 30, 1998 resulted in total sales of approximately $2,800,000, which generated total lease revenues of approximately $1,333,000, of which $1,103,000 was recognized and $230,000 deferred, pursuant to EITF98-9, which was reversed in the fourth quarter 1998. Lease revenues were negatively impacted in the third quarter of 1999 by the significant refurbishment activities at the Sleep Inn motel in Sarasota, Florida and the reduction in percentage rent on the Company Properties located in Somerset, Kentucky; Ocean Springs, Mississippi; Flagstaff, Arizona; and Auburn, Indiana.

         The increase in amortization of unearned directors' compensation resulted from Mr. Charles Dunn and Mr. Don Cockroft no longer being on the Company's Board of Directors. The Board of Directors approved the release of the notes that were due from Mr. Dunn and Mr. Cockroft, thus the related amortization was written off. The Board also approved the issuance of 10,000 shares each to Mesers. Dunn and Cockroft as well as Mr. William Birdsall.

         Administrative expenses - other were approximately $208,000 and $187,000 for the three month periods ended September 30, 1999 and 1998, respectively, and consisted primarily of the following approximate amounts: salary and benefits costs of $65,000 and $65,000; audit and tax prep fees of $20,000 and $16,000; legal fees of $45,700 and $16,000; contract labor of $18,000 and $14,000; travel of $8,000 and $17,000; transfer agent costs of $5,000 and $15,000; printing costs for filed materials: $7,300 and $11,000; taxes and licenses $11,000 and $3,000; investor mailings $500 and $5,500; and other costs of $27,550 and $24,321.

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

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:

         Occupancy and average room rates of approximately 62% and $49.63 for the Company Properties for the nine months ended September 30, 1999 resulted in total room revenue of approximately $8,007,000 and generated total lease revenues of approximately $2,970,000. Occupancy and average room rates of 65% and $48.09 for the Company Properties for the six months ended September 30, 1998 resulted in total room revenue of approximately $8,067,000 which generated total lease revenues of approximately $3,157,000, $2,880,000 of which was recognized and approximately $277,000 was deferred, pursuant to EITF98-9, which was reversed in the fourth quarter 1998. Lease revenues were negatively impacted in 1999 by the significant refurbishment expenses related to the Sleep Inn motels in Destin and Sarasota, Florida; the reduction in percentage rent on the Company Properties located in Somerset, Kentucky; Ocean Springs, Mississippi; Flagstaff, Arizona; and Auburn, Indiana; and, the delayed recognition of certain 1997 rental amounts into 1998.

         The increase in Interest Income and Other Income for the nine months ended September 30, 1999 to $70,609 from $24,165 in the same period in 1998 results from the recognition of payments to the Company from an investor group (the "Investor Group"), which was exploring making a significant investment in the Company in late 1998 and early 1999. The payments from the Investor Group were offset by costs incurred by the Company.

         Administrative expenses - other totaled approximately $622,000 and $550,000 for the nine months ended September 30, 1999 and 1998, including the following approximate amounts: salary and benefit costs of $197,000 and $220,000, audit and accounting fees of $44,000 and $57,000, legal fees of $117,000 and $56,000, contract labor of $54,000 and $32,000, rent of $9,000 and
$13,000, bank and late charges of $22,000 and $3,000, telephone charges of $11,000 and $11,000, fees to the American Stock Exchange of $7,000 and $7,000; fees to the stock transfer agent of $20,000 and $40,000, filing and printing costs of $23,000 and $34,000, repairs and maintenance of $44,000 and ($1,000) and other costs of $74,000 and $78,000.

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

LIQUIDITY AND CAPITAL RESOURCES

         In July 1999, the Company entered into a letter of intent with an investor group (the "Investor Group") whereby the investors would, through a private placement, purchase up to six million dollars ($6,000,000) of the Company's Class A Common Stock. The investment is proposed to be funded three million dollars ($3,000,000) at closing and approximately three million dollars ($3,000,000) within 90 days of closing. Closing is subject to definitive documentation and compliance with all applicable exchange regulations and securities laws. Negotiations with the investor group are ongoing.

         On or about November 19, 1999 the Company received three proposals from third party investors (one of which was a revised proposal from the Investor Group). The proposals include cash contributions to the Company ranging from $600,000 to $2,000,000. The Company expects to accept one or more of the proposals in order to provide the Company with sufficient cash to meet current cash requirements.

         The Company has no committed additional sources of external liquidity available, therefore, the Company will rely on its internal cash flow to meet its liquidity needs. The Company's principal source of cash to meet its cash requirements, including distributions to stockholders and any amounts owing under the Country Hearth Notes and Price Protection Amounts (if ultimately adjudged against the Company), are its share of the Company's cash flow from the Percentage Leases relating to the hotel properties owned by the Company and anticipated proceeds from the sale of certain of the Company properties. Although the obligations of the lessees under the Percentage Leases are guaranteed in part by the parent companies of each lessee, the ability of the lessees to make lease payments under the Percentage Leases, and, therefore, the Company's liquidity, including its ability to make distributions to stockholders, is dependent on the ability of the lessees to generate sufficient cash flow from the hotels. Based on recent results, the cash flows of the Company are not adequate to meet its immediate needs. However, the Company expects to meet such needs through a transaction with an outside investor group as described above.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to the Company are incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", "Liquidity and Capital Resources", or as contained elsewhere in this Quarterly Report on Form 10-Q for the nine months ended September 30, 1999.

                            PART II-OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         In April, 1999, subsequent to the Company's filing of the Annual Report on Form 10-K for the year ended December 31, 1998, the Company was notified that Auburn Equity Partners filed a complaint, case number 99CVE-04-2725 (the "Auburn Complaint"), in the Franklin County Common Pleas Court, Columbus, Ohio, Civil Division (the "Franklin County Court"). The Auburn Complaint named BH-Auburn LP and Host Funding, Inc., as defendants. Concurrently with receiving notice of the Auburn Complaint, the Company received notice that Findlay Equity Partners had filed a complaint, case number 99CVH-04-2726 (the "Findlay Complaint"), in the Franklin County Court. The Findlay Complaint named BH-Findlay, LP and Host Funding, Inc., as defendants. The Auburn Complaint and the Findlay Complaint together demand payment of the Country Hearth Notes and the Price Protection Amount. On July 30, 1999, the Franklin County Court entered a judgement for the plaintiffs in both the Findlay Complaint and the Auburn

Complaint. The Company is currently negotiating settlements for these claims as a part of the investment proposals described in Recent Developments:
Liquidity and Capital Resources.

         The Company is a party to other, non-material legal proceedings through the normal course of business. The Company does not anticipate the losses, if any, will have a material impact on the financial position or results of operation of the Company.

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



Dated: November 22, 1999                  HOST FUNDING, INC.


                                      /s/ Michael S. McNulty
                                  --------------------------------------------
                                  By: Michael S. McNulty
                                  Its:President and Chief Executive Officer


                                      /s/ Bona K. Allen
                                  --------------------------------------------
                                  By: Bona K. Allen
                                  Its:Chief Financial and Accounting Officer