Form 10-K
period 1999-12-31
HOST FUNDING INC
filed 2000-04-17
CIK 945980

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                         Commission file number 1-14280

                               Host Funding, Inc.
               (Exact name of Company as specified in its charter)

            Maryland                                    52-1907962
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     1640 School Street, Suite 100, Moraga, California          94556
      (Address of principal executive offices)               (Zip Code)

                                 (925) 631-7929
                (Company's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act.
Class "A" Common Stock - $0.01 par value         American Stock Exchange
          (Title of Class)                        (Name of each exchange
                                                   on which registered)



         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [X]

         As of March 27, 2000, the Company had 1,720,000 shares of Class "A" Common Stock and 500,000 shares of Series "A" Convertible Preferred Stock outstanding. Of the total shares of Class "A" Common Stock outstanding, 932,158 shares were held by other than those who may be deemed affiliates, for an aggregate market value held by non-affiliates of $1,864,316 based upon the closing bid of the Company's Class "A" Common Stock on the American Stock Exchange on March 27, 2000 of $2.00 per share. The basis of this calculation does not constitute a determination by the Company that all of such persons or entities are affiliates of the Company as defined in Rule 405 of the Securities Act of 1933, as amended.

                       Documents Incorporated by Reference

                                      None.

                                TABLE OF CONTENTS


Item                                                                       Page
Number                                                                    Number

                                     PART I

1.       Business                                                              3

2.       Properties                                                           10

3.       Legal Proceedings                                                    13

4.       Submission of Matters to a Vote of Securities Holders                14

                                     PART II

5.       Market for the Company's Common Equity and Related
         Shareholder Matters                                                  14

6.       Selected Financial Data                                              17

7.       Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                17

7A.      Quantitative and Qualitative Disclosures About Market Risk           22

8.       Financial Statements and Supplementary Data                          22

9.       Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             22

                                    PART III

10.      Directors and Executive Officers of the Company                      23

11.      Executive Compensation                                               26

12.      Security Ownership of Certain Beneficial Owners and Management       27

13.      Certain Relationships and Related Transactions                       31

                                     PART IV

14.      Exhibits, Financial Statements, Financial Statement Schedules and
         Reports on Form 8-K                                                  31

15.      Schedule III: Real Estate and Accumulated Depreciation               65

                                     PART I

         Certain statements in this Form 10-K constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Although forward-looking statements reflect management's good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Certain factors that might cause a difference in actual results include, but are not limited to, the Company's dependence upon rental payments from the lessees of the Company's hotel properties for substantially all of the Company's income; the Company's dependence upon the abilities of the lessees of the Company's hotel properties to manage the hotel properties; risks associated with the hotel industry and real estate markets in general; and risks associated with debt financing.

ITEM 1.  BUSINESS

General

          Host Funding, Inc. (the "Company") was incorporated in the State of Maryland in December 1994 and was inactive from inception to March 31, 1995. The Company's Class "A" Common Stock began trading on the American Stock Exchange on April 22, 1996, the date of the Company's initial public offering. Upon closing of the Company's initial public offering, the Company owned five Super 8 Hotels located in Somerset, Kentucky; Miner, Missouri; Poplar Bluff, Missouri; Rock Falls, Illinois; and Mission Bay, California (the "Initial Hotels"). As of December 31, 1999, the hotel property portfolio of the Company consisted of 11 hotels located in 8 states consisting of approximately 850 rooms.

          The Company is engaged in the business of acquiring high quality, limited-service and full service hotels throughout the United States, which are affiliated with national or regional hotel chains. Although the Company was initially structured as a real estate investment trust ("REIT"), it has not yet elected REIT status under the Internal Revenue Code. Since the commencement of Company operations and the acquisition of the Initial Hotels, the Company has formed wholly-owned subsidiaries for the purpose of financing and owning the Initial Hotels and acquiring additional hotel properties. Unless the context otherwise requires, references to the Company include the Company and its subsidiaries, and references to the hotel properties owned by the subsidiaries of the Company are referred to as the "Company Hotels."

Business Development

         In January, 1999, the Company effectively entered into a new lease agreement relating to the Company Hotel located in Mission Bay, California (the "Mission Bay Property") with RPD Mission Bay, LLC, an affiliate of Vagabond Inns ("RPD"). RPD thereafter converted the Mission Bay Property from a Super 8 Hotel to a Vagabond Inn, and pursuant to a services agreement, RPD also transferred the day-to-day management of the Mission Bay Property to RPD 18, LLC, also an affiliate of Vagabond Inns. The Company also granted RPD an option to purchase the Mission Bay Property for a purchase price of $3,225,000.00, which was exercised by RPD in March, 1999. The sale of the Mission Bay Property to RPD has not yet closed due to a dispute with the Company's lender relating to the governing deed of trust and the applicable defeasance and release requirements. See Item 2. "Properties - Changes in Properties."

         Effective November 12, 1999, the Company sold the Country Hearth Inn located in Findlay, Ohio (the "Findlay Property") for a cash purchase price of $2,400,000.00. The cash proceeds were used to pay the first lien indebtedness on the Findlay Property and to satisfy the seller finance note held by the prior owner of the Findlay Property, including the judgment lien held by the prior owner. The Company did not receive any cash proceeds from the sale of the Findlay Property. See Item 2. "Properties - Changes in Properties" and Item 3. "Legal Proceedings."

         On December 22, 1999, the Company sold to Mackenzie Patterson, Inc., a California real estate venture capitalist ("MPI"), 500,000 shares of the Series "A" Convertible Preferred Stock, $0.01 par value per share (the "Series "A" Preferred"), for a purchase price of $1,500,000.00. The proceeds from the sale of the Series "A" Preferred were used by the Company for working capital. The Company also issued to MPI warrants to purchase 500,000 shares of the Class "A" Common Stock of the Company for an exercise price of $3.00 per share, exercisable at any time for a period of six (6) years from the date of issuance (the "Warrants"). Concurrently with the purchase of the shares of Series "A" Preferred and the issuance of the Warrants, the Company and MPI entered into an Advisory Agreement pursuant to which MPI assumed the day to day operations of the Company and direction of new investments on behalf of the Company. In order to implement the responsibilities of MPI under the Advisory Agreement, the principal offices of the Company were moved from Dallas, Texas to Moraga, California in January, 2000. See Item 13. "Certain Relationships and Related Transactions."

Leases

          In General

         All of the Company Hotels are leased and operated pursuant to lease agreements (the "Leases"), excluding the Company Hotel located in Tallahassee, Florida (the "Tallahassee Property") which is managed and operated by BAC Hotel Management, Inc. ("BAC Hotel"), a wholly owned subsidiary of Buckhead America Corporation (NASDAQ:BUCK) pursuant to a management agreement. Except for the Company Hotels located in Flagstaff, Arizona (the "Flagstaff Property") and

Mission Bay, California (the "Mission Bay Property"), the Company Hotels are leased and operated by either Buckhead America Corporation (as to the Company Hotel located in Auburn, Indiana only) or BAC Hotel. The remaining Company Hotels are leased, operated and/or managed by Crossroads Hospitality Tenant
Company,  LLC  (Flagstaff  Property)  and RPD Mission  Bay,  LLC and RPD 18, LLC
(Mission Bay Property). Except as otherwise set forth below, each Lease generally contains the provisions described below.

         Lease Terms

         Each Lease has a term of fifteen (15) years (other than the Lease relating to the Mission Bay Property, which has an initial term of twenty [20] years). Each Lease is subject to earlier termination upon the occurrence of certain contingencies described in the Leases (including, as applicable, provisions relating to damage to the Company Hotels, condemnation of the Company Hotels, defaults by the Company or the lessee under the Leases, lack of compliance by lessee with certain of the terms of the associated loan documents relating to the Company Hotels, and termination on disposition of the Company Hotels). Other than the Leases with respect to the Mission Bay Property and the Lease in effect with regard to the Company Hotel located in Auburn, Indiana (the "Auburn Property"), the term of each Lease may, at the option of the lessee, be extended for two (2) or more five (5) or ten (10) year periods, as more particularly described in each Lease.

          Amounts Payable Under the Leases

         During the term of each Lease, the lessee is obligated to pay (i) base rent, (ii) percentage rent, (iii) all personal property taxes relating to lessee's personal property, ground rents, water, sewer or other rents and charges, excises, tax inspection, authorization or similar fees and all other governmental charges (the "Impositions"), except that the lessee of the Mission Bay Property is not required to pay percentage rent, (iv) every fine, penalty, interest and cost for non-payment or late payment of base rent, percentage rent, or the Impositions and (v) franchise fees as described below. The Company is obligated to pay real property taxes on all Company Hotels, except the Mission Bay Property. Base rent accrues and is required to be paid monthly, and, except for the Leases in effect with respect to the Auburn Property and the Mission Bay Property, base rent is subject to potential reduction if a hotel or hotels similar in nature to the Company Hotel in question are or will be constructed in an area in the general vicinity of such Company Hotel (the "Competitive Set"). Percentage rent is based on percentages of gross revenues for each of the Company Hotels, is due and payable quarterly, and (a) except for the Leases in effect with respect to the Auburn Property and the Mission Bay Property, percentage rent is subject to potential reduction pursuant to the Competitive Set, (b) except for the Leases in effect with respect to the Auburn Property and the Mission Bay Property, percentage rent is subject to potential reduction to the extent, at any time during the first four (4) years of the Lease term, the Company Hotel cash flow is less than the base rent, and (c) percentage rent payable with regard to the Lease in effect with respect to the Auburn Property is subject to a "CPI" adjustment factor. See Item 2. "Properties" for a comprehensive analysis of base rent and percentage rent, as applicable, payable under the Leases.

         Prohibition on Ownership and Operation of Additional Hotels

         Generally, all of the Leases contain provisions prohibiting the Company from owning, or having any interest in, any hotel or motel properties within a five (5) mile radius of the applicable Company Hotel. All of the Leases also generally prohibit the lessee from owning, operating or managing any hotel or motel properties within a five (5) mile radius of the applicable Company Hotel.

         Maintenance, Modifications and Capital Expenditures

         Generally, the lessee, at its expense, is required to maintain the Company Hotels in good order and repair, except for ordinary wear and tear, and to make non-structural repairs, foreseen and unforeseen, and ordinary repairs, which may be necessary and appropriate to keep the Company Hotels in good order and repair. The Company is, at its expense, required to maintain the structural elements of the Company Hotels, including the roof, except the lessee of the Mission Bay Property is, at its expense, responsible for structural maintenance.

          The lessee, at its expense and subject to approval by the Company, may make non-capital and capital additions, modifications or improvements to the Company Hotels, provided that such action does not significantly alter the character or purposes of the Company Hotels or significantly detract from the value or operating efficiencies of the Company Hotels. All such alterations, replacements and improvements become the property of the Company upon termination of the Leases. The Company owns substantially all personal property (other than inventory, linens and other non-depreciable personal property) not affixed to, or deemed a part of, the real estate or improvements.

          Under the Leases, the Company is required to fund into replacement reserve accounts (the "Reserve Accounts") amounts ranging from four percent (4%) to six percent (6%) of gross room revenues for the preceding month. Deposits in the Reserve Accounts are used to fund replacements of furniture, fixtures and equipment, for capital additions to the Company Hotels, and, as appropriate, for reconstruction or restoration of the Company Hotels incident to casualty damage or condemnation. Expenditures from the Reserve Accounts generally must be jointly approved by the Company and the lessee.

         With  respect  to  the  Company  Hotels  leased  to  Buckhead   America
Corporation (the Auburn Property only) or BAC Hotel, its wholly owned subsidiary, the Company has previously entered into agreements with such parties generally requiring the lessee to, at its expense, make various capital improvements to such Company Hotels.

         Insurance on Company Hotels

         The lessee is required to pay for all insurance on the Company Hotels, with extended coverage, including business interruption, casualty, comprehensive general public liability, workers' compensation and other insurance, and must name the Company as the insured or an additional named insured.

         Indemnification

         Under each of the Leases, the lessee is obligated to indemnify and hold harmless, the Company from and against all liabilities, costs and expenses (including reasonable attorneys' fees and expenses) incurred by, imposed upon or asserted against the Company. Such indemnification, however, will not be construed to require the lessee to indemnify the Company against the Company's own grossly negligent acts or omissions or willful misconduct.

         First Right of Refusal

         With the exception of the Lease regarding the Mission Bay Property, each of the Leases contains provisions whereby, if the Company receives a bona fide third party offer to purchase a Company Hotel, the lessee may purchase the Company Hotel in question at the same price and otherwise upon the same terms and conditions as are contained in any such bona fide offer.

         Security Deposits

         With the exception of the Lease regarding the Mission Bay Property, each of the Leases requires the lessee, as security for the performance by lessee of its obligations under the Leases, to deliver to the Company a security deposit. In the instance of the Leases with Buckhead America Corporation or BAC Hotel, its wholly owned subsidiary, each such deposit is in the form of shares of the Company's Class "A" Common Stock, and with respect to the Lease in effect for the Flagstaff Property, the security deposit is in the form of cash.

         Certain Termination Rights

         Except for the Lease relating to the Company Hotel located in Miner, Missouri, the Leases with BAC Hotel, a wholly owned subsidiary of Buckhead America Corporation, provide the lessee the right to without cause terminate either one (1) or two (2) of such Leases after the first (1st) but prior to the fifth (5th) anniversary of the Lease term, but, as to the second of such Lease terminations, as applicable, only upon the payment to the Company of a termination fee more specifically set forth in each Lease. Additionally, the Lease with respect to the Flagstaff Property provides the lessee the right to without cause terminate the Lease at any time after the first (1st) anniversary of the Lease term, but only upon forfeiture of lessee's security deposit, and, additionally provides the lessee the one-time right to terminate the Lease without cause (and without forfeiture of the lessee's security deposit), effective as of the fifth (5th) anniversary of the Lease term.

         Lease Cancellation Fees

         Except for the Lease relating to the Mission Bay Property, each of the Leases contains provisions generally requiring the Company to pay a termination fee to the lessee if a Company Hotel is sold during the Lease term and the purchaser of the Company Hotel does not assume the obligations of the Company under the associated Lease.

Franchise Agreements

         All of the Company Hotels are currently operated pursuant to franchise agreements with Super 8 Motels, Sleep Inn Hotels or Country Hearth Inn Hotels (the "Franchise Agreements"), other than the Mission Bay Property, which is operated as a Vagabond Inn (but with no franchise agreement). The Company expects that a majority of any additional hotel properties acquired by the Company will also be subject to similar agreements. Franchises (including hotel licenses) generally provide advantages to hotel operators through the use of advertising on a much broader scale than would be possible for an individual hotel or small group of hotels, nationally recognized brand names, nationally accessible reservations systems, technical and business assistance to the individual franchisee and substantial buying power over approved suppliers.

         The Franchise Agreements generally require the franchisee to pay a monthly franchise fee based on gross sales and to pay various other marketing fees associated with certain marketing or advertising and centralized reservation service funds, usually based on gross sales. The lessee, under the Leases, is responsible for payment of franchise fees. Franchise fees may vary between individual hotels within a franchise system based on the type of marks, restaurants or other aspects of the particular franchise system.

         The Franchise Agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels, which are established by the franchisors to maintain uniformity in the system created by each franchisor. Such standards generally regulate the hours of operation, maintenance, appearance and cleanliness, quality and type of goods and services offered, signage, protection of marks and advancement of marks. Compliance with such standards could require significant expenditures by the lessee for capital improvements. Any such improvements could increase the value of the applicable hotel to the benefit of the Company.

         The Franchise Agreements generally require the consent of the franchisor to a transfer of an interest in the applicable franchise or franchisee and the payment of a termination fee upon termination of the franchise agreement prior to its expiration.

Business Plan

         The Company intends to continue its core business strategy of attempting to increase cash flow and enhance shareholder value by acquiring additional existing hotels which meet the Company's investment criteria and by participating in revenue growth of the Company Hotels through percentage leases. The Company intends to make strategic investments in hotel properties through the Company or its subsidiaries or in conjunction with business partners. Future hotel investments may be financed in whole or in part, from borrowings, from the balance of the net proceeds from future public offerings, if any, or through private placements of the Company's stock or debt instruments.

         The Company intends to consider investments in hotel properties that meet one or more of the following criteria, (i) properties in markets with projected growth potential; (ii) properties which may be under-performing due to poor management or weak franchise affiliation; (iii) properties with relatively stable operating histories; and (iv) properties with attractive purchase prices. The Company believes that the engagement of MacKenzie Patterson, Inc. ("MPI") in January 2000 as the external advisor of the Company will increase the management expertise of the Company and enable the Company to benefit from MPI's hotel, real estate and finance industry contacts. The Company also believes that MPI will further facilitate the Company's ability to identify, evaluate, negotiate and finance potential hotel investment opportunities.

Environmental Matters

         Under various federal, state and local environmental laws, ordinances, regulations and common law, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property, whether or not it was responsible for their presence. Such laws and common law principles could also be used to impose liability upon owners or operators of real properties for release of asbestos containing materials that cause personal injury or other damage. The policy of the Company is to obtain a Phase I environmental assessment report for each of the hotels acquired by the Company, prepared by an independent environmental consultant.

         The Company is not aware of any environmental condition with respect to the Company Hotels that could have a material adverse affect on the Company's financial condition or results of operations. No assurances can be given, however, that (i) environmental assessments undertaken with respect to the Company Hotels have revealed all potential environmental liabilities, (ii) any prior owner or operator of the real property on which the Company Hotels are located did not create any material environmental condition not known to the Company, or (iii) a material environmental condition does not otherwise exist as to any one or more Company Hotels. Pursuant to the Leases, the lessee has agreed to comply with applicable environmental regulations.

Employees

         As of December 31, 1999, the Company had two (2) full-time employees.

Competition

         The hotel industry is highly competitive. All of the Company Hotels are located in developed areas and experience competition primarily found in other similarly priced hotels within their immediate vicinity. Each Company Hotel also competes with other hotel properties in its particular geographic market. The number of competitive hotel properties in a particular market or geographic area could have a material and adverse affect on the rental market for the room units at each Company Hotel and the rates which may be charged for such room units. The Company Hotels must also compete for occupants with new hotels in the area.

          In addition, when the Company seeks to acquire hotel properties, the Company competes for investment opportunities with entities that have substantially greater financial resources than the Company. Competition generally reduces the number of suitable investment opportunities offered to the Company and increases the bargaining power of property owners seeking to sell.

Seasonality of the Hotel Business

         The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters of a calendar year. All of the Company Hotels typically reflect the effects of this industry seasonality. This seasonality may cause significant quarterly fluctuations in the Company's lease revenues.

Regulatory Matters

         General

         Hotel properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities, such as swimming pools, activity centers and other common areas. Based on its inspection and evaluation of the Company Hotels, the Company believes that each Company Hotel has the necessary permits and approvals required to enable the lessee or manager of the particular hotel to operate and manage such hotel in the manner contemplated by the applicable lease agreement or management agreement.

         Americans with Disabilities Act

         The Company Hotels must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Under the public accommodations provisions of the ADA, the Company, as owner of the Company Hotels, will be obligated to reasonably accommodate the patrons of the Company Hotels who have physical, mental or other disabilities. This includes the obligation to remove architectural and communication barriers at the Company Hotel when doing so is "readily achievable". In addition, under the commercial facilities provisions of the ADA, the Company is obligated to ensure that alterations to any hotel properties conform to the specific requirements of the ADA implementing regulations. Noncompliance could result in the imposition of fines, injunctive relief, and an award of damages and attorneys' fees. The lessee generally is obligated to remedy any ADA compliance matters pursuant to the Leases. Currently, the Company believes that all Company Hotels are in compliance with the ADA in all material respects.

ITEM 2.  PROPERTIES

         During the fiscal year ended December 31, 1999, the Company's principal executive offices were located at 6116 North Central Expressway, Suite 1313, Dallas, Texas 75206. Effective as of January 1, 2000, the principal offices were relocated to 1640 School Street, Suite 100, Moraga, California 94556, in order to implement MacKenzie Patterson, Inc. as the external advisor of the Company.

See Item 13. "Certain Relationships and Related Transactions." The Company leased approximately 1,200 square feet at an annual rate of approximately $16,000 for the prior Dallas, Texas offices. The lease term expired on December 31, 1999. The Company believes that the size of both the prior and new principal executive offices were and are adequate for the Company's needs. During all or portions of the fiscal year ended December 31, 1999, the Company owned twelve hotel properties located in nine states consisting of approximately 922 rooms. Set forth below is certain summary information relating to the Company Hotels.


                                                                            Gross
                                                                            Revenues
                                                                            for the 12     Annual     Year
                                   Annual Percentage                        Months Ended   Base       Acquired/
                        Rooms      Rent Formula (year to Date "YTD") (1)    12-31-99       Rent (1)   Built
                        -----      -------------------------------------    ------------   --------   --------

Miner,                  63         35% YTD Revenues over initial Break-Even
Missouri                           Threshold of $706,860 on first $200,000
(Super 8)                          over Bread-Even Threshold, and 40%        $727,000       $263,000   1995/85
                                   thereafter, less Percentage Rent
                                   previously paid YTD. (2)

Poplar Bluff,           63         35% YTD Revenues over initial Break-Even
Missouri                           Threshold of $586,500 on first $100,000
(Super 8)                          over Break-Even Threshold, and 37%        $630,000       $226,000   1995/85
                                   thereafter, less Percentage Rent
                                   previously  paid YTD. (2)

Rock Falls,             63         28.75% YTD Revenues over initial Break-Even
Illinois                           Threshold of $622,120 on first $200,000
(Super 8)                          over Break-Even Threshold, and 35%        $671,000       $266,000   1995/85
                                   thereafter, less Percentage Rent
                                   previously  paid YTD. (2)

Somerset,               63         32% YTD Revenues over initial Break-Even
Kentucky                           Threshold of $425,000 on first $200,000
(Super 8)                          over  Break-Even Threshold, and 35%       $416,000       $127,000   1995/85
                                   thereafter, less Percentage Rent
                                   previously paid YTD. (2)

Mission Bay,
California
(Vagabond Inn)          117        N/A                                     $1,415,000       $280,200   1996/87

Flagstaff,
Arizona                 90         32% YTD over $925,000 less Percentage
(Super 8)                          Rent previously paid.                   $1,132,000       $505,000   1997/85

Tallahassee,            78
Florida                            10% of Revenues, payable 5% quarterly
(Sleep Inn)                        and 5% at expiration of Lease term (3)   $917,000        $255,000   1996/94


Destin,                 77         30% YTD Revenues over initial Break-Even
Florida                            Threshold of $850,500 on first $350,000
(Sleep Inn)                        over Break-Even Threshold, and 35%        $914,000       $382,000   1996/92
                                   thereafter, less Percentage Rent
                                   previously  paid YTD. (2)

Ocean Springs,          78         30% YTD Revenues over initial Break-Even
Mississippi                        Threshold of $788,400 on first $350,000
(Sleep Inn)                        over Break-Even Threshold, and 35%        $736,000       $369,000   1996/95
                                   thereafter, less Percentage Rent
                                   previously  paid YTD. (2)

Sarasota,               80         30% YTD Revenues over initial Break-Even
Florida                            Threshold of $802,800 on first $300,000
(Sleep Inn)                        over Break-Even Threshold, and 35%        $817,000       $303,500   1996/93
                                   thereafter, less Percentage Rent
                                   previously  paid YTD. (2)

Auburn,                 78         30% YTD Revenues over initial Break-Even
Indiana                            Threshold of $760,000 on first $260,000
(Country Hearth Inn)               over Break-Even  Threshold, and 40%       $733,000       $303,000   1997/87
                                   thereafter, less Percentage Rent
                                   previously paid YTD (subject to CPI
                                   adjustment).

Findlay,                72         30% YTD Revenues over initial             $852,000                  1997/88
Ohio                               Break-Even (4)
(Country Hearth Inn)


Consolidated Total for Hotels                                              $9,960,000    $ 3,622,000
                                                                           ----------    ===========

                                   11 (cont.)

(1) Unless otherwise set forth above, Base Rent and Percentage Rent effective December 31, 1999

(2)      Break-Even Threshold increases by 2% per year

(3) The Lease with Capital Circle Hotel Company was terminated on June 30, 1999; since termination the Tallahassee, Florida Sleep Inn has been managed by BAC Hotel Management, Inc. See Item 2. "Properties - Changes in Properties"

(4) The Findlay, Ohio Country Hearth Inn was sold on November 12, 1999, and the Lease with Buckhead America Corporation relating to such Company Hotel was terminated. See Item 2. "Properties - Change in Properties"

(5) Threshold of $740,000 for first $300,000 and 40% thereafter less Percentage Rent previously paid YTD.


Changes in Properties

         Mission Bay Property

         In January, 1999, the Company effectively transferred leasing and operation of the Company Hotel located in Mission Bay, California (the "Mission Bay Property") to RPD Mission Bay, LLC, an affiliate of Vagabond Inns ("RPD"), which in turn, pursuant to a services agreement, transferred the day-to-day management of the Mission Bay Property to RPD 18, LLC, also an affiliate of Vagabond Inns, a proven hotel operator located in California. RPD thereafter terminated the prior franchise agreement with Super 8 Hotels and converted the Mission Bay Property to a Vagabond Inn. In consideration for such lease transfer, RPD paid the Company a non-refundable fee (the "Mission Bay Lease Fee") in the amount of $500,000.00. The Mission Bay Lease Fee was used in part to pay portions of certain termination fees to the previous franchisor, to pay the termination fee to the previous lessee, and for general corporate purposes.

         The Company also granted RPD an option to purchase the Mission Bay Property for a base acquisition price of $3,225,000.00. The base acquisition price incrementally reduces on a monthly basis through application of portions of the base rent payments made to the Company by RPD under the Lease relating to the Mission Bay Property (the "RPD Option"). RPD exercised the RPD Option in March, 1999. The sale of the Mission Bay Property to RPD resulting from the exercise of the RPD Option has not yet closed due to a dispute relating to the governing deed of trust and the applicable defeasance and release requirements. RPD and the Company, with the knowledge of First Union National Bank (the "Master Servicer"), relied upon the Deed of Trust filed of record in the Recorder's Office of San Diego County on March 17, 1997, as the basis for negotiating the terms of the RPD Option. Additionally, Lennar Partners (the "Special Servicer"), on behalf of the Master Servicer, acknowledged such deed of trust through the Subordination, Non-Disturbance, & Attornment Agreement previously executed by the Special Servicer. Upon giving notice to the Master Servicer of the exercise of the RPD Option and requesting a release of the deed of trust lien encumbering the Mission Bay Property, the Master Servicer informed the Company that the deed of trust filed of record was an incorrect document. The Master Servicer further informed the Company that the Mission Bay Property could not be released until certain additional release and defeasance requirements set forth in the deed of trust contained in the Master Servicer's files (which the Master Servicer claims is the correct deed of trust) were satisfied by the Company. Although the Company and RPD dispute the Master Servicer's position as to the governing deed of trust, the Company is currently evaluating options as to the incremental costs associated with meeting the additional requirements imposed by the Master Servicer's version of the deed of trust or, in the alternative, pursuing legal action against the Master Servicer.

         Findlay Property

         Effective November 12, 1999, the Company sold the Company Hotel located in Findlay, Ohio (the "Findlay Property") for a cash purchase price of $2,400,000. The cash proceeds were used to satisfy closing costs and all outstanding indebtedness relating to the Findlay Property, including a judgement lien held by the seller of the Findlay Property. See Item 3. "Legal Proceedings." The Company did not receive any cash proceeds from the sale of the Findlay Property.

         Tallahassee Property

         During a portion of 1999, the Company Hotel located in Tallahassee, Florida (the "Tallahassee Property") was leased to Capital Circle Hotel Company ("Capital Circle"), the prior owner of the Tallahassee Property. Effective as of June 30, 1999, Capital Circle terminated the lease relating to the Tallahassee Property and BAC Hotel Management, Inc. ("BAC"), a wholly owned subsidiary of Buckhead America Corporation, currently operates and manages the Tallahassee Property pursuant to a management agreement providing for the payment to BAC of a management fee in an amount equal to five percent (5%) of gross revenues generated from the Tallahassee Property (together with a $500.00 per month accounting fee).

ITEM 3.  LEGAL PROCEEDINGS

         Five Lion, Inc. and Lion Investment Limited Partnership vs. Host Funding, Inc.; United States District Court, District of Minnesota, Fifth Division; Court File Number 98-2154-MJD/RLE.

         The Company was named as a defendant in the above complaint filed on September 24, 1998. The complaint alleges, among other things, that the Company is obligated to reimburse $150,000 which the plaintiffs paid to the Company for certain due diligence items pursuant to a letter agreement dated February 13, 1998. On January 20, 2000, the plaintiffs obtained a summary judgment for breach of contract with regard to a portion of their claims. It is anticipated that the Company will appeal the summary judgment; however, the Company has accrued the full $150,000.00 in the consolidated financial statements of the Company.

         Auburn Equity Partners vs. BH-Auburn, L.P. and Host Funding, Inc., Case No. 99 CVE-04-2725, and Findlay Equity Partners vs. BH-Findlay, L.P. and Host Funding, Franklin County Common Please Court, Columbus, Ohio, Civil Division, Case No. 99CVH-04-2726.

         The Company was named as a defendant in the above complaints filed on April 1, 1999. The complaints were filed based upon the default by BH-Auburn, L.P. and BH-Findlay, L.P. (collectively, the "Partnerships") of their respective payment obligations under two seller promissory notes (the "Country Hearth
Notes") delivered to the respective plaintiffs in partial payment of the purchase price for the Company Hotels located in Findlay, Ohio and Auburn, Indiana. The Company was named as a defendant in both complaints based upon the Company's guaranty of the payment of the Country Hearth Notes. On July 30, 1999, a judgment was rendered in favor of the plaintiffs against the Partnerships and the Company in the approximate aggregate amount of $1,550,000.00. The obligations of B-H Findlay under the seller promissory note, both principal and interest, related to the Company Hotel located in Findlay, Ohio in the approximate settlement amount of $650,000.00 were satisfied in full from the proceeds of the sale of the property. The Company guaranty continues to secure the obligations and judgment lien of B-H Auburn, L.P., in the approximate amount of $800,000.00.

         Vance Linge vs. Joseph Clarence Kuntz; Vira Louis Shamman; Louis Shamman; RPD Hotels 18, LLC/Vagabond Inns; City of San Diego; CrossHost, Inc.; et al, Superior Court of the State of California, San Diego County, Case No. 730228.

         CrossHost, Inc., a wholly owned subsidiary of the Company, and RPD Mission Bay, LLC, and RPD Hotels 18, LLC ("RPD"), the Company's operators of the Company Hotel located in Mission Bay, California, were named as defendants in the above complaint filed August 4, 1999. The complaint alleges, among other things, that inadequate safety precautions led in part to the occurrence of a traffic accident and related personal injuries on the public thoroughfare adjacent to the Company Hotel. The lawsuit is being defended on behalf of CrossHost, Inc. by the insurance carrier of RPD.

         The Company is a party to other, non-material legal procedures through the ordinary course of business. The Company does not anticipate the losses, if any, will have a material impact on the financial condition, results of operation or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         There were no submissions of matters to a vote of securities holders in the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Class "A" Common Stock trades and is reported on the American Stock Exchange ("AMEX") under the symbol "HFD". The Class "A" Common Stock began trading on April 22, 1996, the date of the Company's initial public offering.

         The following table shows the range of high and low bid prices of the Company's Class "A" Common Stock for the years 1997, 1998 and 1999 as reported on the AMEX.

                                          1997

                                 High                Low

      First Quarter             10 1/2              7 1/2
      Second Quarter             9 7/8              8 3/8
      Third Quarter              9 5/8              8 5/8
      Fourth Quarter             9 3/16             5

                                          1998
                                 High                Low

      First Quarter              7 3/4              5 1/4
      Second Quarter             5 7/16             4 3/8
      Third Quarter              4 3/4              1 7/8
      Fourth Quarter             2 5/16             1 11/16

                                         1999
                                 High                Low

      First Quarter              3                  2 1/4
      Second Quarter             2 7/8              2 1/4
      Third Quarter              2 7/8              2
      Fourth Quarter             2 7/8              1 7/8

         As of March 27, 2000, there were approximately 1,014 shareholders of record of the Company's Class "A" Common Stock and the closing bid price was $2.00.

          During 1997, the Company declared dividends of $0.24 per share on February 4, $0.24 per share on May 30, $0.24 per share on September 2, and $0.24 per share on December 12. No dividends were declared or paid by the Company in 1998 or 1999. Future distributions to stockholders will be dependent upon the Company's net cash flow from the operations of the Company Hotels, financial condition, capital requirements and other factors deemed relevant by the Board of Directors of the Company.

         As of December 31, 1999, the Company had issued and outstanding two series of warrants designated "Series A Warrants" and "Series B Warrants." The Series A Warrants provide warrants to purchase 225,000 shares of Host Funding's Class "A" Common Stock at $9.90 per share, and expired on February 2, 2000. The Series B Warrants provide warrants to purchase 225,000 shares of the Company's Class "A" Common Stock at $10.80 per share, and expired on February 2, 2001. There were additional provisions in the Series A Warrants and the Series B Warrants that allowed certain limited registration rights and pro-rata treatment upon the occurrence of certain events, including, without limitation, stock splits, mergers, reclassifications of stock, or a recapitalization of the Company. The Series A Warrants expired on February 2, 2000.

         On December 20, 1999, the Company filed Articles Supplementary with the Maryland State Department of Taxation designating 2,000,000 shares of the authorized but unissued shares of Preferred Stock of the Company as Series "A" Convertible Preferred Stock, $0.01 par value per share (the "Series `A' Preferred"). Of the 2,000,000 shares of the Series "A" Preferred designated by the Company, Mackenzie Patterson, Inc., a California real estate venture capitalist ("MPI"), purchased 500,000 shares for a purchase price of $3.00 per share. MPI purchased the shares of Series "A" Preferred on December 22, 2000 in an exempt transaction pursuant to Rule 506 of Regulation D under the Securities Act of 1933. See Item 13. "Certain Relationships and Related Transactions." The holders of the Series "A" Preferred are entitled to participate pro rata with the holders of shares of the Class "A" Common Stock of the Company with respect to dividend distributions and are entitled to a liquidation preference of $4.00 per share over the holders of shares of Class "A" Common Stock, upon the voluntary or involuntary dissolution, liquidation or winding up the affairs of the Company. The holders of shares of Series "A" Preferred also have the right, exercisable at any time after December 23, 2002, to convert such shares into shares of Class "A" Common Stock on a one-for-one basis (the "Conversion Ratio"), or to require the Company to redeem all or any part of the shares of Series "A" Preferred at the redemption price of $4.00 per share plus any accrued and unpaid cash dividends. The Conversion Ratio is subject to adjustment upon the occurrence of certain events, including issuance of additional shares of Class "A" Common Stock, stock dividends, stock splits, mergers, reclassifications of stock, or a recapitalization of the Company. The holders of shares of Series "A" Preferred are entitled to the number of votes equal to the number of shares of Class "A" Common Stock into which a share of Series "A" Preferred is convertible and are further entitled to vote together as a single group with the holders of Class "A" Common Stock on all matters submitted or required to be submitted to the Company's common stockholders for approval. The holders of Series "A" Preferred, voting together as a single voting group, have the right to elect, at each annual stockholders meeting of the Company, two (2) of the five (5) members of the Board of Directors of the Company.

         The Company also issued Warrants to MPI to purchase 500,000 shares of Class "A" Common Stock of the Company for an exercise price of $3.00 per share (the "Warrants"). The Warrants are exercisable at any time after the date of issuance with an expiration date of December 21, 2005. The Warrants are subject to exercise price adjustments upon the occurrence of certain events, including stock dividends, stock splits, mergers, reclassifications of stock, or a recapitalization of the Company.

         Pursuant to the terms and conditions of a Registration Rights Agreement (the "Registration Agreement") between the Company and MPI, the holders of the Series "A" Preferred and the Warrants are entitled to certain demand and "piggy-back" registration rights relating to the shares of Class "A" Common Stock issuable upon conversion of the Series "A" Preferred or upon exercise of the Warrants (the "Underlying Common Stock"). The Registration Agreement provides that at any time after the date of issuance the holders of at least twenty-five percent (25%) of the Series "A" Preferred and the Warrants may make in the aggregate, up to four (4) written requests to register the number of shares of Underlying Common Stock set forth in each written request. In addition, if the Company proposes to file a registration statement under the Securities Act of 1933 with respect to an offering by the Company of securities for its own account (other than a registration statement on Form S-4 or Form S-8), the holders of Series "A" Preferred and the Warrants shall be entitled to participate in the Company registration, subject to the approval of the Company underwriter.

ITEM 6.  SELECTED FINANCIAL DATA

          The following table sets forth selected historical financial information for the Company, all of which has been derived from the consolidated financial statements included with this Annual Report on Form 10-K. The following information should be read in conjunction with the consolidated financial statements and the notes thereto for the Company and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                      Year Ended         Year Ended          Year Ended         Year Ended       Nine Months Ended
                                  December 31, 1999   December 31, 1998  December 31, 1997   December 31, 1996   December 31, 1995

OPERATING RESULTS:

GROSS REVENUES                    $  3,879,333        $ 3,926,042        $  3,837,350        $  1,768,783          $   942,343
LOSS BEFORE INCOME TAXES          $ (1,972,726)       $  (904,316)       $ (1,025,514)       $   (149,276)         $   (31,217)
NET LOSS                          $ (1,972,726)       $  (904,316)       $ (1,025,514)       $   (149,276)         $   (28,217)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                      $      (1.22)       $     (0.58)       $       (0.68)      $      (0.12)         $     (0.04)


WEIGHTED AVERAGE NUMBER OF BASIC
AND DILUTED COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING      1,615,894            1,559,916          1,516,652            690,000                690,000

DISTRIBUTIONS PER COMMON SHARE:
CLASS A                                    -0-                 -0-       $       0.96        $      0.465
CLASS B                                    -0-                 -0-                -0-                 -0-
CLASS C                                    -0-                 -0-                -0-                 -0-
TOTAL ASSETS                      $ 30,570,050        $ 32,449,658       $ 31,996,180        $ 20,435,575          $2,694,694
LONG TERM DEBT
 (Including current portion)      $ 23,611,300        $ 25,790,837       $ 25,036,346        $ 15,500,000          $4,230,565

PREFERRED STOCK                   $  1,500,000                 -0-                -0-                 -0-

SHAREHOLDERS' EQUITY              $  2,789,580        $  3,587,500       $  4,279,337        $  4,703,395         $(2,064,834)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

         Effective November 12, 1999, the Company sold the Country Hearth Inn located in Findlay, Ohio (the "Findlay Property") for a cash purchase price of $2,400,000.00. The cash proceeds were used to pay the first lien indebtedness on the Findlay Property and to satisfy the seller finance note held by the prior owner of the Findlay Property, including the judgment lien held by the prior owner. The Company did not receive any net proceeds from the sale of the Findlay Property. See Item 2. "Properties - Changes in Properties" and Item 3.
"Legal Proceedings."

                                       17 (cont.)

         On December 22, 1999, the Company sold to Mackenzie Patterson, Inc., a California real estate venture capitalist ("MPI"), 500,000 shares of the Series "A" Convertible Preferred Stock, $0.01 par value per share (the "Series "A" Preferred"), for a purchase price of $1,500,000.00. The proceeds from the sale of the Series "A" Preferred were used by the Company for working capital. The Company also issued to MPI warrants to purchase 500,000 shares of the Class "A" Common Stock of the Company for an exercise price of $3.00 per share, exercisable at any time for a period of six (6) years from the date of issuance (the "Warrants"). Concurrently with the purchase of the shares of Series "A" Preferred and the issuance of the Warrants, the Company and MPI entered into an Advisory Agreement pursuant to which MPI assumed the day to day operations of the Company and direction of new investments on behalf of the Company. In order to implement the responsibilities of MPI under the Advisory Agreement, the principal offices of the Company were moved from Dallas, Texas to Moraga, California in January, 2000. See Item 13. "Certain Relationships and Related Transactions."

Results of Operations

Years Ended December 31, 1999, 1998, and 1997:

          Occupancy, average room rates, and revenue per available room of 60%, $48.53, and $29.11 for the Company Hotels for the year ended December 31, 1999 resulted in total sales, including room sales, of approximately $9,960,000.

         Property Operation: Effective July 1, 1999 the Company and BAC Hotel Management, Inc. entered into a management agreement relating to the Tallahassee property. Room revenue, operating expenses, and income from property operations of approximately $425,000, $244,000, and $181,000 were realized though December 31. 1999.

          Lease Revenue: The 1999 amount of approximately $3,368,000 reflects a reduction due to major renovations at the Company Hotel located in Sarasota, Florida and is further reduced by reflecting room revenue and operating expenses separately for the Company Hotel located in Tallahassee, Florida. The 1998 amount of $3,891,000 reflects a full year of operations for all properties; the 1997 amount of $3,679,000 reflects revenues associated with the acquisition of the Super 8 Motel located in Flagstaff, Arizona and the Country Hearth Inns located in Auburn, Indiana and Findlay, Ohio. The 1997 amount also reflects the first full year of unrelated parties as lessees.

          Interest Income, Related Parties: Reduced to $0 in 1999 and 1998 from $122,000 in 1997. The 1998 amount was reduced from the 1997 amount based upon the satisfaction of a note receivable from a related party in 1997, and the directors of Host Funding agreed to forego director fees, provided interest due on the director notes is forgiven.

          Interest Expense,  Depreciation and Amortization,  and Property Taxes:
The 1999 and 1998 amounts are greater than the 1997 amount because of the additional debt, capitalized cost, loan cost, and property taxes associated with the acquisition of the Super 8 motel located in Flagstaff, Arizona and the Country Hearth Inn properties located in Findlay, Ohio and Auburn, Indiana (the "1997 Properties"). 1998 was the first full year of operations for the 1997 Properties.

          Depreciation expense, which is included in depreciation and amortization, is calculated based upon the original historical cost of the five initial hotels acquired by the Company and the acquisition value of the remaining Company Hotels. The Company's hotel properties located in Mission Bay, California and Findlay, Ohio were classified under "Land, Property, and Equipment - Held for Sale" in the fourth quarter, 1998. Amortization and Depreciation expense is not recognized for properties classified as "Land, Property, and Equipment - Held for Sale", so the 1999 amounts are less than the 1998 amounts.

          Administrative Expenses, Other: The 1999 amount is approximately $862,000. The 1998 total amount of approximately $704,000 is reduced from the 1997 total of $1,020,000, primarily because of reductions in direct corporate overhead in 1998, and certain one-time charges incurred in 1997 related to moving the corporate office from California to Texas.

          Administrative Expenses, Other totaled $862,000 and $704,000 for the years ended 1999 and 1998, including the following approximate amounts: salaries & benefits: $325,000 and $285,000; audit and accounting fees: $69,000 and $83,000; legal fees: $154,000 and $82,000; contract labor: $69,000 and
$52,000; corporate office rent: $12,000 and $16,000; office supplies: $3,000 and $5,000; telephone: $17,000 and $17,000; travel: $30,000 and $32,000; marketing &
advertising: $18,000 and $2,000; stock transfer costs: $30,000 and $36,000; statutory filing and printing costs: $28,000 and $30,000; taxes & licenses:
$21,000 and $6,000; other administrative costs: $86,000 and $58,000.

         Directors Fees for 1999 totaled approximately $90,000 and is greater than the 1998 and 1997 amounts of $20,000 and $18,000 due to shares of common stock issued to former directors.

         Minority Interest in Partnerships: Represents the 19% minority interest in the operations of the Country Hearth Inn Hotels.

         Relinquished project costs of $294,000 for the year ended 1999 include costs incurred related to hotel acquisitions in Florida and other parts of the southeastern United States.

         Amortization of Unearned Directors Compensation has been calculated based upon the terms of the independent directors' notes.

         The Net Loss from Sale of Property recognized in 1999 was $607,000. This is greater than the amount recognized as Valuation Reserve in 1998 because the contract for sale of the Country Hearth Inn was not finalized until 1999.

         The Net Gain from Transfer of Lease of approximately $279,000 resulted from the change in lessee on the property the Company owns in Mission Bay California from Crossroads Hospitality Tenant Company to Vagabond Inns. The Net Gain from Transfer of Lease of approximately $573,000 in 1998 resulted from the change in lessees on seven of the Company properties in 1998.

Liquidity and Capital Resources

         On December 22, 1999, the Company sold to Mackenzie Patterson, Inc., a California real estate venture capitalist ("MPI"), 500,000 shares of the Series "A" Convertible Preferred Stock, $0.01 par value per share (the "Series "A" Preferred"), for a purchase price of $1,500,000.00. The proceeds from the sale of the Series "A" Preferred were used by the Company to satisfy current obligations and for working capital. The Company also issued to MPI warrants to purchase 500,000 shares of the Class "A" Common Stock of the Company for an exercise price of $3.00 per share, exercisable at any time for a period of six
(6) years from the date of issuance (the "Warrants"). Concurrently with the purchase of the shares of Series "A" Preferred and the issuance of the Warrants, the Company and MPI entered into an Advisory Agreement pursuant to which MPI assumed the day to day operations of the Company and direction of new investments on behalf of the Company. In order to implement the responsibilities of MPI under the Advisory Agreement, the principle offices of the Company were moved from Dallas, Texas to Moraga, California in January 2000. See Item 13. "Certain Relationships and Related Transactions."

         Effective May 12, 1998, Host Ventures, Inc. ("HVI") entered into a new loan agreement (the "HVI Modified Loan") with Credit Suisse First Boston ("First Boston") in which the principal amount of the existing debt from First Boston to HVI was increased from $8,725,000 to $9,075,000. The additional proceeds of the loan were used for general corporate purposes. The term of the HVI Modified Loan provides that all principal and outstanding interest is due and payable in June, 2023. The annual interest rate was modified to 8.12%, with interest and principal amortized over a 25 year term, payable monthly. The HVI Modified Loan provides for a "Hyperamortization Date," after which the annual interest rate increases substantially. The hyperamortization provision is intended to provide incentive for the loan to be paid off on the tenth anniversary date of the HVI Modified Loan.

         Also effective May 12, 1998, the Company entered into a new loan agreement with First Boston (the "Mezzanine Loan") in which First Boston loaned the Company $825,000. The proceeds of the loan were used for general corporate purposes. Interest accrues at a floating rate of the 30-day LIBOR, plus 500 basis points. Interest and principal, based on a 5 year amortization, are due monthly. The Company subsequently formed Host Enterprises, Inc. ("HEI"), as a wholly owned, special purpose entity of HVI, for the purpose of transferring the Mezzanine Loan to HEI. The Company guaranteed the performance by HEI of the terms of the Mezzanine Loan and pledged the stock of HVI as security for the Mezzanine Loan.

         On June 19, 1997, the Company executed a promissory note payable to Blacor, Inc. ("Blacor") in the original principal amount of $70,000 (the "Original Blacor Note"). On December 30, 1997, the Original Blacor Note was extended by a new promissory note in the original principal amount of $86,600 (the "Blacor Note"). Effective December 30, 1998, the Blacor note was extended to April 30, 1999. During 1999, the balance of the Blacor Note was increased to $108,600. On September 29, 1999, the Company paid a portion of the outstanding principal balance and all accrued interest on the Blacor Note by the issuance to Blacor of 33,000 shares of the Class "A" Common Stock of the Company. The remaining principal and interest outstanding was paid in full in December, 1999.

         In October 1997, B-H Findlay, L.P. ("B-H Findlay") executed a note payable (the "Findlay Note") to the seller of the Company Hotel located in Findlay, Ohio (the "Findlay Property") and BH-Auburn, L.P. ("B-H Auburn") executed a note payable (the "Auburn Note") to the seller of the Company Hotel located in Auburn, Indiana (the "Auburn Property") in partial payment of the purchase price of the hotel properties (collectively, the "Country Hearth Notes"). The Company is the beneficial owner of 81% of the partnership interests in each of B-H Findlay and B-H Auburn. The Country Hearth Notes were originally secured by 90,000 shares of the Class "B" Common Stock of the Company (the "Pledged Stock") and the corporate guaranty of the Company (the "Host Funding Guaranty"). The Country Hearth Notes were modified on June 15,1998 to provide that if, on October 21, 1998, the closing price of the Company's Class A Common Stock as traded on the American Stock Exchange was less than $6.50 per share, the Company would make an additional cash payment (the "Full Cash Payment") to the sellers so that the total value of the Class "A" Common Stock at the per share price on October 21, 1998, plus the amount of such Full Cash Payment to the sellers, equaled $750,000.

         B-H Findlay and B-H Auburn defaulted on their respective payment obligations under the Country Hearth Notes in January 1999 and the holders of the Country Hearth Notes filed a complaint in the Franklin County Common Pleas Court, Columbus, Ohio, Civil Division against each of the partnerships, as maker, and the Company, as guarantor. The complaints were filed in April 1999 and together demanded payment of the Country Hearth Notes in full and the related Full Cash Payment in the aggregate amount of approximately $1,550,000. On July 30, 1999, a judgment was rendered against B-H Findlay, B-H Auburn and the Company in the approximate aggregate amount of $1,550,000. The obligations of B-H Findlay under the Findlay Note, both principal and interest, in the approximate settlement amount of $650,000.00 were satisfied in full from the net proceeds of the sale of the Findlay Property in November 1999. The Host Guaranty and the Pledged Stock continue to secure the obligations of B-H Auburn under the Auburn Note and the Full Cash Payment in the approximate of $800,000.00, as of December 31, 1999.

          The Company's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is the cash flow from the Leases. For the year ended December 31, 1999, cash flow used in operating activities was approximately $358,000.

         The Company has addressed the "Year 2000 Problem" and determined that the Company's automated systems are "Y2K Compliant." The lessees and operators of the Company Hotels have also advised the Company that the systems relating to the Company Hotels are "Y2K Compliant." Such compliance includes all front office systems, electronic locks, telephone systems, credit card processing, communications software with primary bankers, motel VCRs, FAX machines, copiers, cash registers, television systems, and elevators, among other systems. If the Company suffers material loss or significant adverse effects to operations resulting from non-compliance, the Company may terminate the related lease due to default by the lessee and execute leases with a new lessee who is "Y2K Compliant." Any cost incurred by the Company to maintain compliance is expected to be immaterial.

          The Company has no committed additional sources of external liquidity available; therefore, the Company will rely on its internal cash flow to meet its liquidity needs. The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Company's cash flow from the Company Hotels. Although the obligations of BAC Hotel Management, Inc. ("BAC"), as lessee, under the Company Hotels leased by BAC are guaranteed in part by Buckhead American Corporation (BUCK: NASDAQ), the ability of BAC to make lease payments under the Company Hotel leases, and, therefore, the Company's liquidity, including its ability to make distributions to shareholders, is dependent on the ability of BAC to generate sufficient cash flow from such Company Hotels.

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

         The Company intends to make additional investments in hotel properties and may incur indebtedness to make such investments to the extent that working capital and cash flow from the Company's investments are insufficient to make such investments. The Company will invest in additional hotel properties only as suitable opportunities arise, and the Company will not undertake investments unless adequate sources of financing are available. The Company expects that future investments in hotel properties will be financed, in whole or in part, with the capital stock of the Company, proceeds from additional issuances of the capital stock of the Company, or from the issuance of other debt or equity securities. The Company, in the future, may seek to obtain a line of credit or a permanent credit facility, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with its charter restrictions. Any debt incurred or issued by the Company may be secured or unsecured, long-term or short-term, charge a fixed or variable interest rate and may be subject to such other terms as the Board of Directors of the Company deems reasonably prudent and in the best interest of the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosures regarding market risks applicable to the Company are incorporated herein by reference to the discussion under Item 7.
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                       22 (cont.)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Company's Board of Directors consists of five (5) members. The directors are elected at the annual meeting of stockholders or are appointed by the incumbent Board of Directors and serve until the next annual meeting of stockholders or until a successor has been elected or appointed. Set forth below is certain information regarding the directors and executive officers of the Company during fiscal year 1999.

Michael S. McNulty, Director and President

         Michael S. McNulty has served as a director and president of the Company since 1996. Mr. McNulty, 52, received his Juris Doctorate from Southern Methodist University in 1973. From 1977 to 1985, Mr. McNulty was employed by the real estate development corporation of a multi-national family with business interests in various countries. During that period, Mr. McNulty was responsible for developing partnerships for investments in over thirty real estate projects with gross investments exceeding $200,000,000. Prior to election in September 1995 as President of the Corporation, Mr. McNulty owned his own private financial consulting firm. Mr. McNulty is also President and Director of a controlling venture in a Napa Valley based winery. In addition, Mr. McNulty has served from 1994 to the present as the President and a director of Blacor, Inc., the principal corporation of a group of companies controlled by a multi-national investor, the primary purpose of which is to invest in real property in the United States. Mr. McNulty resigned as a director of the Company effective as of December 23, 1999 and as President of the Company effective as of December 31, 1999.

Guy E. Hatfield, Director

         Guy E. Hatfield has served as a director of the Company since 1996. Mr. Hatfield, 65, has been President of All American Group, Inc., a
Delaware corporation, since 1989. Mr. Hatfield earned a Bachelor of Science degree from Bradley University in 1955 and a Juris Doctorate from the University of San Diego in 1962. From 1984 to 1989, Mr. Hatfield was Chairman of the Board and Chief Executive Officer of Motels of America, Inc., a corporation which built and managed 107 Super 8 motels and had gross annual sales of $80,000,000. Since 1989, Mr. Hatfield has served as President and Chairman of Hatfield Inns, Inc., a corporation involved in the ownership and management of hotel properties.

William M. Birdsall, Director

         William M. Birdsall has served as a director of the Company since 1996. Mr. Birdsall, 51, was Chairman of the Board and Chief Executive Officer of the Company until March 31, 1998. Effective April 1, 1998, Mr. Birdsall resigned his position as Chairman of the Board and Chief Executive Officer, but has continued to serve as a director of the Company. He also serves as President of Birdsall & Corporation, a real estate investment and finance firm located in Durango, Colorado. Before starting Birdsall & Corporation in 1993, Mr. Birdsall was Chairman and CEO of the Price REIT, a public corporation, which he co-founded and took public in 1991 in the form of a Real Estate Investment Trust trading on NASDAQ. Mr. Birdsall has been involved with real estate development since 1978. He was Chief Operating Officer of Estes Properties, Inc., where he was responsible for operations of the Lowes Ventana Canyon Resort and Golf Club in Tucson, Arizona, a 2,000-acre planned community and resort hotel. From 1982 through 1987 he was Senior Vice-President of Real Estate for Ramada, Inc., the international hotel chain. He now serves on the Scripps Memorial Hospitals Foundation Board and is a member of the Young Presidents Organization, Arizona Bar Association, Urban Land Institute, and International Council of Shopping Centers.

Brian K. Rodgers, Director

         Brian K. Rodgers was appointed a director of the Company in 1999 to fill the vacancy created by the resignation of Don Cockroft. Mr. Rodgers, 28, is an associate at HVS International, a worldwide hotel consulting and appraisal firm serving hotel owners and lenders throughout the United States and abroad. Mr. Rodgers has conducted appraisals on hotel assets and development projects valued at over $1 billion. Prior to his employment at HVS International, Mr. Rodgers gained hotel operational experience at Four Seasons Hotels and Resorts, serving a management role in the opening of the Four Seasons Resort Aviara, located in Carlsbad, California. Mr. Rodgers earned a Bachelor of Arts degree in psychology from the University of California at San Diego in 1994 and a Master of Management in Hospitality from Cornell University in 1998. Mr. Rodgers resides in San Francisco, California and is an active member of the Cornell Hotel Society.

Robert E. Dixon, Director

         Robert E. Dixon was appointed a director of the Company in 1999 to fill the vacancy created by the resignation of Charles Dunn. Mr. Dixon, 31, is the managing member and controlling interest holder in Sutter Capital Management, LLC. Mr. Dixon is a Canadian citizen and received his bachelors degree from the University of California at Los Angeles in 1992. During 1993 and 1994, Mr. Dixon was employed by Lehman Brothers in equity sales and trading and in October, 1994 joined MacKenzie Patterson, Inc., as a securities research analyst. In June, 1996, Mr. Dixon left MacKenzie Patterson to begin buying and selling securities for his own account and that of Sutter Opportunity Fund, LLC, an entity which he controls. Mr. Dixon was a registered representative of North Coast Securities from 1994 through 1997. In January 2000, Mr. Dixon was appointed chairman of the Board of the Company.

Glen Fuller, Director

         Glen Fuller, 26, was appointed a director of the Company by the incumbent Board of Directors, effective as of December 23, 1999, to fill the vacancy created by the resignation of Michael S. McNulty.

Bona K. Allen, Chief Financial Officer

         Bona K. Allen was elected Chief Financial Officer and Secretary of the Company effective February 1, 1997. Mr. Allen, 39, has been involved in the financial aspects of real estate investment, development, management, and construction since graduating from Birmingham-Southern College in 1982. Prior to appointment to the Company, Mr. Allen served as a financial executive with The Myrick Company (Atlanta, Georgia) and as a financial consultant from 1994 through 1996. From 1986 to 1994, Mr. Allen was employed by Wilma South Management Corporation (and affiliates), the United States holding company of a Dutch-owned real estate group. Mr. Allen served in several positions with increasing responsibility and was named Vice President/Chief Financial Officer in 1991. He was responsible for the financial operations of the Company at the time Wilma owned or controlled assets with a cost totaling in excess of $500 million located in the Southwest, Southeast and Southern California regions of the United States. Mr. Allen is a member of the American Institute of Certified Public Accountants, the Georgia Society of Certified Public Accountants, and the Alabama Society of Certified Public Accountants.

Compensation of Directors

         In 1999, Messrs. Dixon and Rodgers purchased 10,000 shares of the Class "A" Common Stock of the Company. The purchase price for the Class "A" Common Stock was paid by the execution by each director of a $25,000.00 non-recourse promissory note secured by the purchased shares. In connection with the purchase of the shares, the Company agreed to forgive the promissory notes (i) in increments of 20% of the principal amount per annum for each year the director remains a director of the Company, and (ii) upon the death, disability or resignation of the director (except for voluntary resignation or failure to serve). The Company did not pay any directors fees during fiscal year 1999.

         The Company has not paid and does not anticipate paying directors for service on committees. All of the directors of the Company are entitled to participate in the Host Funding, Inc. 1997 Incentive Plan, however, since adoption, no benefits have been issued under the Incentive Plan.

Section 16-(a): Beneficial Ownership Reporting Compliance

         Section 16-(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and change in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish the Company with copies of all Section 16-(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 3, 4 or 5 were required for those persons, the Company believes that, from January 1, 1999 to December 31, 1999, all filing requirements applicable to its officers, directors, and greater than ten percent (10%) beneficial owners, were timely met.

ITEM 11.  EXECUTIVE COMPENSATION

         The  following   table  sets  forth  for  the  years   presented,   the
compensation paid to the executive officers of the Company serving during 1999:

                                                       Other            All
     Name and                                          Annual          Other
     Principal       Year    Salary ($)   Bonus ($)  Compensation   Compensation
    Position (1)
Michael S. McNulty,  1999    $108,000
President            1998    $108,000
                     1997    $ 99,000
Bona K. Allen,       1999    $ 76,875
Chief Financial      1998    $ 84,375
Officer              1997    $ 65,625

[FN]
(1) Each of Messrs. McNulty and Allen was employed during fiscal years 1997, 1998 and 1999 pursuant to an employment agreement with the Company. See "Employment Agreements and Other Compensation Arrangements" below.

     Employment Agreements and other Compensation Arrangements

Michael S. McNulty

         The Company's employment agreement with Mr. McNulty dated February 1, 1997, provides for an initial thee-year term through January 31, 2000, with automatic renewal for a period of one year on each anniversary date of February 1 ("Anniversary Date"), unless terminated for any reason by written notice from either party given to the other at least one hundred twenty (120) days prior to the next Anniversary Date, or unless otherwise terminated pursuant to the terms of the agreement. The agreement vests Mr. McNulty with full authority as President and Chief Operating Officer of the Company and provides for an annual base salary of $108,000, subject to an annual increase to (i) $150,000 if the assets of the Company exceed $150,000,000 and (ii) $250,000 if the assets of the Company exceed $250,000,000. The agreement also provides for payment of a performance bonus calculated pursuant to a formula based on the financial results achieved by the Company during any fiscal year. No employment bonuses were owed to Mr. McNulty for fiscal year 1999. Mr. McNulty resigned as a director of the Company effective as of December 23, 1999 and as President of the Company effective as of December 31, 1999. Mr. McNulty's employment agreement terminated by its terms effective as of January 31, 2000. Mr. McNulty was compensated through January 31, 2000, the date of termination of his employment agreement, and received no further severance.

Bona K. Allen

         The Company's employment agreement with Mr. Allen dated February 1, 1997, provides for an initial thee-year term through January 31, 2000, with automatic renewal for a period of one year on each anniversary date of February 1 ("Anniversary Date"), unless terminated for any reason by written notice from either party given to the other at least one hundred twenty (120) days prior to the next Anniversary Date, or unless otherwise terminated pursuant to the terms of the agreement. The agreement vests Mr. Allen with full authority as Chief Financial Officer of the Company and provides for an annual base salary of $75,000, subject to an annual increase to (i) $112,500 if the assets of the Company exceed $150,000,000, and (ii) $150,000 if the assets of the Company exceed $250,000,000. The agreement also provides for payment of a performance bonus calculated pursuant to a formula based on the financial results achieved by the Company during any fiscal year. No employment bonuses were owed to Mr. Allen for fiscal year 1999. The Company and Mr. Allen have agreed to terminate Mr. Allen's employment agreement effective as of March 31, 2000. Mackenzie Patterson, Inc., the external advisor of the Company, has agreed to retain Mr. Allen on a month-to-month basis as a financial consultant to MPI. Mr. Allen will provide consulting services to MPI on financial matters relating to the Company. The Company has agreed to pay Mr. Allen a one-time severance payment in the amount of $25,000 with respect to the termination of Mr. Allen's employment agreement. The severance payment is due and payable on March 31, 2000.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Company consists of Brian K. Rodgers, Robert E. Dixon, and Guy E. Hatfield, each of whom is a director and non-employee of the Company. No member of the Compensation Committee was an executive officer or employee of the Company or any of its subsidiaries at any time during, or prior to, fiscal year 1999. Executive Compensation for Messrs. McNulty and Allen for fiscal year 1999 was determined in accordance with the terms and conditions of their respective employment agreements. See "Employment Agreements and Other Compensation Arrangements."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Security Ownership of Certain Beneficial Owners

         The following table sets forth the ownership of the voting securities of the Company both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the owner of more than five percent (5%) of the voting securities of the Company as of the close of business on March 27, 2000. The number of shares and percentage ownership of Common Stock for each person or entity assumes that shares of Common Stock issuable upon exercise of stock warrants to such person or entity (exclusive of others) exercisable within sixty (60) days from March 27, 2000 are outstanding. The information in the following table is taken from or based upon ownership filings made by the listed persons or entities with the Securities and Exchange Commission or upon information provided by such persons or entities.

                                                                                Amount
                                                                                and
                                                                                Nature of
                          Name and Address                      Beneficial      Percent of
   Title of Class         of Beneficial Owner                   Ownership       Class (1)
   --------------         -------------------                   ---------       ---------

Class "A" Common          MacKenzie Patterson, Inc.             621,838(1)       28.01%
                          1640 School Street
                          Moraga, California 94556
Class "A" Common          Guy E. Hatfield                       378,716(2)       22.02%
                          230 West Laurel Street, #1003
                          San Diego, California  92101
Class "A" Common          Sutter Opportunity Fund, LLC          255,488(3)       14.85%
                          595 Market Street, Suite 2100
                          San Francisco, California  94105
Series "A" Preferred      MacKenzie Patterson, Inc.             500,000(4)       100  %
                          1640 School Street
                          Moraga, California 94556



(1) Includes warrants to purchase 500,000 shares of the Class "A" Common Stock of the Company. Also includes 106,838 shares owned collectively by MP Value Fund, LLC, Accelerated High Yield Pension Investors, Ltd., Accelerated High Yield Income Fund II, Ltd., and Accelerated High Yield Income Fund, Ltd., of which MacKenzie Patterson, Inc. ("MPI") is either the general partner or manager, and 15,000 shares owned individually by C.E. Patterson, the president and a director of MPI and the President and Chief Executive Officer of the Company. Mr. Patterson may be deemed to be a beneficial owner of the shares owned by MPI by virtue of his position as a director and President of MPI.

(2) Includes l,106 shares held in an Individual Retirement Account with Sunwest Federal Credit Union for the benefit of Mr. Hatfield's wife, Dorothy Hatfield; 1,574 shares held in an Individual Retirement Account with Sunwest Federal Credit Union for the benefit of Mr. Hatfield; 425 shares held in trust by Mr. Hatfield, as trustee, for the benefit of Mr. Hatfield and his wife; 240,000 shares held in the Hatfield Family Trust; 340 shares held by Sunwest Federal Credit Union for the benefit of Mr. Hatfield's son, Scott J. Hatfield; and 340 shares held in the name of Scott J. Hatfield, of which Mr. Hatfield may be deemed the beneficial owner.

(3) Includes 22,500 shares owned by Sutter Capital Management, LLC ("Sutter Capital"), the manager of Sutter Opportunity Fund, LLC ("Sutter Opportunity"). Robert E. Dixon, a director of the Company, is the managing member of Sutter Capital and thereby controls Sutter Opportunity. Mr. Dixon may be deemed to be a beneficial owner of the shares owned by Sutter Capital and Sutter Opportunity by virtue of his position as the managing member of Sutter Capital.

(4) C.E. Patterson, the President and Chief Executive Officer of the Company, may be deemed to be a beneficial owner of the shares owned by MacKenzie Patterson, Inc. ("MPI") by virtue of his position as a director and president of MPI.

         Security Ownership of Management

         The following table sets forth the ownership of each class of equity securities of the Company, both beneficially and of record, both individually and in the aggregate, for the directors and executive officers of the Company, as of the close of business on March 27, 2000. The number of shares and percentage ownership of Common Stock for each person or entity assumes that shares of Common Stock issuable upon exercise of stock warrants to such person or entity (exclusive of others) exercisable within sixty (60) days from March 27, 2000 are outstanding. The information in the following table is taken from or based upon ownership filings made by the listed persons with the Securities and Exchange Commission or upon information provided by such persons.

                                                   Amount and
                         Name of                   Nature of             Percent
Title of Class           Beneficial                Beneficial               of
                         Owner                     Ownership              Class
--------------           ----------                -----------           -------

Class "A" Common        C.E. Patterson              621,838(1)            28.01%
Class "A" Common        Guy E. Hatfield             378,716(2)            22.02%
Class "A" Common        Robert E. Dixon             255,488(3)            14.85%
Class "A" Common        William M. Birdsall         20,000                *
Class "A" Common        Brian K. Rodgers            10,000                *
Class "A" Common        Bona K. Allen               1,800                 *
Series "A" Preferred    C.E. Patterson              500,000(4)            100%
Class "A" Common        All Directors and           1,287,842             58.01%
                        Executive Officers as a
                        Group (7 persons)(5)
Series "A" Preferred    All Directors and           500,000               100%
                        Executive Officers as
                        a Group (7 persons)(6)
[FN]
(1) Includes warrants to purchase 500,000 shares of the Class "A" Common Stock of the Company owned by MacKenzie Patterson, Inc. ("MPI"). Also includes 106,838 shares owned collectively by MP Value Fund, LLC, Accelerated High Yield Pension Investors, Ltd., Accelerated High Yield Income Fund II, Ltd., and Accelerated High Yield Income Fund, Ltd., of which MPI is either the general partner or manager. Mr. Patterson is the president and a director of MPI. Mr. Glen Fuller may be deemed to be a beneficial owner of the shares owned by MPI by virtue of his position as a director and an executive officer of MPI. Mr. Fuller disclaims beneficial ownership of such shares.

(2) Includes l,106 shares held in an Individual Retirement Account with Sunwest Federal Credit Union for the benefit of Mr. Hatfield's wife, Dorothy Hatfield; 1,574 shares held in an Individual Retirement Account with Sunwest Federal Credit Union for the benefit of Mr. Hatfield; 425 shares held in trust by Mr. Hatfield, as trustee, for the benefit of Mr. Hatfield and his wife; 240,000 shares held in the Hatfield Family Trust; 340 shares held by Sunwest Federal Credit Union for the benefit of Mr. Hatfield's son, Scott J. Hatfield; and 340 shares held in the name of Scott J. Hatfield, of which Mr. Hatfield may be deemed the beneficial owner.

(3) Includes 22,500 shares owned by Sutter Capital Management, LLC ("Sutter Capital") and 232,988 shares owned by Sutter Opportunity Fund, LLC ("Sutter Opportunity"). Mr. Dixon is the managing member of Sutter Capital which is the manager of Sutter Opportunity.

(4) Includes 500,000 shares owned by MacKenzie Patterson, Inc. ("MPI") of which Mr. Patterson serves as president and a director. Mr. Glen Fuller may be deemed to be a beneficial owner of the shares owned by MPI by virtue of his position as a director and an executive officer of MPI. Mr. Fuller disclaims beneficial ownership of such shares.

(5)      See Note (4) above.

(6)      See Notes (1), (2) and (3) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Related Party Note

         In the third and fourth quarters of 1999, the Company paid the outstanding principal balance, and all accrued interest, in the aggregate amount of $114,828, due and payable on that certain promissory note (the "Blacor Note") executed by the Company on December 30, 1998 in favor of Blacor, Inc. ("Blacor"). The proceeds of the Blacor Note were previously used by the Company for general operating purposes. Mr. Michael S. McNulty, President of the Company during fiscal year 1999, is the president and a director of Blacor. The Blacor Note was paid by the issuance to Blacor of 33,000 shares of the Class "A" Common Stock of the Company and the payment to Blacor of $53,118 in cash.

Advisory Agreement

         Effective January 1, 2000, the Company entered into an Advisory Agreement with MacKenzie Patterson, Inc. ("MPI") pursuant to which the Company engaged MPI as the external advisor of the Company. Under the Advisory Agreement, the Company appointed MPI as the Company's exclusive agent to supervise the day-to-day operations of the Company, including, overseeing the lessees of the Company Hotels, serving as the Company's advisor and consultant in connection with the administrative, policy and investment decisions made by the Board of Directors of the Company, and performing or supervising the various administrative and accounting functions necessary for the management of the Company. The Company agreed to pay MPI an advisory fee of $350,000 per year for the advisory and administrative services provided by MPI under the Advisory Agreement. In order to implement the responsibilities of MPI under the Advisory Agreement, the principal offices of the Company were relocated to Moraga, California in January, 2000. Mr. C.E. Patterson, Chief Executive Officer of the Company, and Mr. Glen Fuller, Chief Operating Officer of the Company, are also executive officers and directors of MPI. MPI is also the direct or indirect beneficial owner of 621,838 shares of the Class "A" Common Stock and 500,000 shares of the Series "A" Convertible Preferred Stock of the Company. See Item
12. "Security Ownership of Certain Beneficial Owners and Management."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report on Form 10-K Annual Report:

         (1)      Financial Statements:

                  The Report of Independent Accountants

                  Consolidated Balance Sheets at December 31, 1999 and 1998

                  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

                  Consolidated Statement of Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997

                  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

                  Notes to Consolidated Financial Statements

         Financial Statement Schedule:

                  Report of Independent Accountants

                  Financial Statement Schedule:
                  Schedule III - Real Estate and Accumulated Depreciation

(b) The Company did not file any reports on Form 8-K during the fourth quarter of 1999. The Company did, however, file a report on Form 8-K on January 6, 2000 relating to (i) the acquisition by MacKenzie Patterson, Inc. ("MPI") of 500,000 shares of the Series "A" Convertible Preferred Stock of the Company, (ii) the issuance to MPI of warrants to purchase 500,000 shares of the Class "A" Common Stock of the Company, and (iii) the engagement of MPI as the external advisor of the Company.

(c)      Exhibits.

Exhibit Number                              Description

         3.1 Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 to Company's Amendment No. 8 to Form S-11, effective April 17, 1996).

         3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Company's Amendment No. 8 to Form S-11, effective April 17, 1996).

         3.3 Articles Supplementary filed with the State Department of Assessments and Taxation of the State of Maryland on December 20, 1999 (incorporated by reference to Exhibit 2.3 to Company's Report on Form 8-K filed on January 6, 2000).

         4.1    Form of Share  Certificate (incorporated by reference to Exhibit
                4.1 to Company's Amendment No. 8 to Form S-11, effective April 17, 1996).

         4.2    Form of Series "A" Convertible Preferred Stock Certificate.

         4.3 Form of Series A Warrant dated effective as of February 3, 1997 (incorporated by reference to Exhibit 4.2 to Company's Annual Report on Form 10-K filed on March 31, 1997).

         4.4 Form of Series B Warrant dated effective as of February 3, 1997 (incorporated by reference to Exhibit 4.3 to Company's Annual Report on Form 10-K filed on March 31, 1997).

         4.5 Form of Common Stock Warrant dated effective as of December 22, 1999 (incorporated by reference to Exhibit 2.4 to Company's Report on Form 8-K filed on January 6, 2000).

         10.1 Stock Purchase Agreement dated effective as of December 21, 1999 by and between the Company and MacKenzie Patterson, Inc. (incorporated by reference to Exhibit 2.1 to Company's Report on Form 8-K filed on January 6, 2000).

         10.2 Advisory Agreement dated effective as of January 1, 2000 by and between the Company and MacKenzie Patterson, Inc. (incorporated by reference to Exhibit 2.2 to Company's Report on Form 8-K filed on January 6, 2000).

         10.3 Registration Rights Agreement dated effective as of December 21, 1999 by and between the Company and MacKenzie Patterson, Inc. (incorporated by reference to Exhibit 2.5 to Company's Report on Form 8-K filed on January 6, 2000).

         21.1   Subsidiaries of Registrant.

         27     Financial Data Schedule.

         The Company will furnish copies of these Exhibits upon request and the payment of $.20 per page. Requests should be addressed to Glen Fuller, c/o Host Funding, Inc., 1640 School Street, Suite 100, Moraga, California 94556.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Host Funding, Inc.


By:  /s/ C. E. Patterson
     ----------------------
     C. E. Patterson

Title:   President

Date:    April 13, 2000

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

   Signature                       Title                       Date

/s/ William M. Birdsall            Director                    April 13, 2000
---------------------------
William M. Birdsall

/s/ Robert E. Dixon                Director                    April 13, 2000
---------------------------
Robert E. Dixon

/s/ Guy E. Hatfield                Director                    April 13, 2000
---------------------------
Guy E. Hatfield

/s/ Glen Fuller                    Director                    April 13, 2000
---------------------------
Glen Fuller

/s/ Brian K. Rodgers               Director                    April 13, 2000
---------------------------
Brian K. Rodgers

/s/ C. E. Patterson                President and Chief         April 13, 2000
---------------------------        Executive Officer
C. E. Patterson

/s/ Bona K. Allen                  Chief Financial and         April 13, 2000
---------------------------        Accounting Officer
Bona K. Allen

                                  Exhibit 21.1

                           Subsidiaries of Registrant


Name or Organization                                   State of Incorporation

   CrossHost, Inc.                                     Maryland
   Host Ventures, Inc.                                 Maryland
   Host Enterprises, Inc.                              Maryland
   Host Findlay GP, Inc.                               Maryland
   Host Auburn GP, Inc.                                Maryland
   BacHost, LLC                                        Texas
   B-H Findlay, L.P.                                   Ohio
   B-H Auburn, L.P.                                    Indiana

                          INDEX TO FINANCIAL STATEMENTS

                               HOST FUNDING, INC.

                                                                          Page
                                                                          Number

Report of Independent Accountants                                          37

Consolidated Balance Sheet as of December 31, 1999 and 1998                38

Consolidated Statements of Operations for the years ended
December 31, 1999, 1998, and 1997                                          39

Consolidated Statement of Shareholders' Equity for the years ended
December 31, 1999, 1998, and 1997                                          40

Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998, and 1997                                          43

Notes to Financial Statements                                              46

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Host Funding, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Host Funding, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
San Francisco, California
March 24, 2000

                               HOST FUNDING, INC.
                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------
                                             December 31,        December 31,
                                                1999                1998
--------------------------------------------------------------------------------

                    ASSETS
                    ------

LAND, PROPERTY AND EQUIPMENT - HELD
     FOR INVESTMENT:
          Building and improvements          $17,664,925         $17,323,312
          Furnishings and equipment            3,200,271           2,873,180
          Less accumulated depreciation       (2,832,258)         (1,906,466)
                                             ------------        ------------
                                              18,032,938          18,290,026
          Land                                 5,667,570           5,667,570
                                             ------------        ------------
               Land, property and equipment   23,700,508          23,957,596
                    - held for investment

LAND, PROPERTY AND EQUIPMENT - HELD
     FOR SALE:
          Building and improvements            1,912,730           4,299,007
          Furnishings and equipment              379,698             876,093
          Less accumulated depreciation         (275,774)           (392,539)
          Less impairment reserve                                   (444,000)
          Land                                   702,500           1,239,206
                                             ------------        ------------
               Land, property and equipment
                    - held for sale            2,719,154           5,577,767
                                             ------------        ------------
               Total Land, property and
                    equipment                 26,419,662          29,535,363

CASH AND CASH EQUIVLANTS                       1,129,115              66,328

RESTRICTED CASH                                  271,341             486,573

RENT RECEIVABLE                                   49,823             236,754

NOTES AND OTHER RECEIVABLES, SALE OF
     LEASE RIGHTS                                      0             265,459

DUE FROM RELATED PARTIES                           4,223              36,612

LONG-TERM ADVANCES TO LESSEES                    110,090             110,090

RESTRICTED INVESTMENTS                           288,000             288,000

DEFERRED ADVISORY FEE                            750,000

LOAN COMMITMENT FEES, NET OF ACCUMULATED
     AMORTIZATION OF $755,338 AT DECEMBER
     31, 1999 AND $703,211 AT DECEMBER 31,
     1998                                      1,023,212           1,105,402

FRANCHISE FEES - NET OF ACCUMULATED
     AMORTIZATION OF $27,989 AT DECEMBER
     31, 1999 AND $21,340 AT DECEMBER 31,
     1998                                         73,011              99,660

PREPAID AND OTHER ASSETS                         451,573             219,417
                                             ------------        ------------
          TOTAL ASSETS                       $30,570,050         $32,449,658
                                             ============        ============


                  The accompanying notes are an integral part
                    of the consolidated financial statements.
--------------------------------------------------------------------------------

                               HOST FUNDING, INC.
                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------
                                             December 31,        December 31,
                                                1999                1998
--------------------------------------------------------------------------------

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

LIABILITIES:
LONG-TERM DEBT                               $23,611,300         $25,790,837

SHORT TERM DEBT                                  386,691           1,025,941

LONG-TERM LEASE DEPOSIT                          588,000             588,000

OPTION DEPOSITS                                   20,000

ACCOUNTS PAYABLE AND OTHER ACCRUED
     LIABILITIES                               1,167,444             854,556

ACCRUED INTEREST                                 311,971             231,577

ACCRUED PROPERTY TAXES                           107,111             132,465
                                             ------------        ------------
          Total liabilities                   26,192,517          28,623,376
                                             ------------        ------------
MINORITY INTEREST IN PARTNERSHIPS                 87,953             238,782

     Series A Preferred stock; $0.01 par
       value; $4.00 liquidation perference;
       authorized 2,000,000 shares; issued
       and outstanding 500,000 and 0 shares
       at December 31, 1999 and December 31,
       1998 respectively                       1,500,000

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS' EQUITY:
     Class A Common stock, $.01 par value;
       authorized 50,000,000 shares; issued
       and outstanding 1,720,000 and
       1,546,369 shares at December 31, 1999
       and December 31, 1998 respectively         18,645              16,907

     Warrants to purchase 500,000 shares of
       Class A Common Stock; exercise price
       $3.00 per share; exercisable any time
       through December 22, 2005                 750,000

     Additional Paid in Capital                9,160,237           8,805,953
     Accumulated Deficit                      (6,011,046)         (4,038,321)

     Less: Unearned directors' compensation
       net of accumulated amorttization of
       $72,402 and $145,208 at December 31,
       1999 and December 31, 1998,
       respectively                              (73,597)           (142,792)
                                             ------------        ------------
                                                3,844,239           4,641,747

     Less: Common stock in treasury at cost,
       144,550 and 144,400 shares at
       December 31, 1999 and December 31,
       1998, respectively                     (1,054,659)         (1,054,247)
                                             ------------        ------------

          Total shareholders' equity           2,789,580            3,587,500
                                             ------------        ------------
          TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY           $30,570,050         $32,449,658
                                             ============        ============

                  The accompanying notes are an integral part
                    of the consolidated financial statements.
--------------------------------------------------------------------------------

                               HOST FUNDING, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

--------------------------------------------------------------------------------

                                                  TWELVE MONTHS ENDED
                                                      DECEMBER 31,

                                       1999           1998           1997
                                   ------------------------------------------

NET INCOME/LOSS FROM OPERATIONS
     Room revenue                  $   424,637    $              $
     Operating expenses                243,628
                                   ------------   ------------   ------------
     Income from property
          operations                   181,009              -              -

CORPORATE REVENUES:
     Lease revenue                   3,368,330      3,891,259      3,679,355
     Interest income - related
          parties                            -                       121,976
     Interest other income              86,366         34,783         36,019
                                   ------------   ------------   ------------
          Total revenue               3,454,696     3,926,042      3,837,350
                                   ------------------------------------------

CORPORATE EXPENSES:

     Interest expense, including
          amortization of loan
          costs                      2,660,667      2,693,219      2,375,059
     Depreciation and amortization     994,849      1,068,308        861,031
     Administrative expenses - other   862,407        704,271      1,019,918
     Director fees                      88,700         20,000              -
     Property taxes                    354,543        329,116        291,448
     Other Expenses                     56,456
     Amortization of unearned
          directors' compensation      119,195         54,000         54,000
                                   ------------   ------------   ------------
          Total expenses             5,136,817      4,868,913      4,601,456
                                   ------------------------------------------

NET LOSS FROM OPERATIONS            (1,501,112)      (942,871)      (746,106)

VALUATION RESERVE                            0       (444,000)

NET LOSS FROM SALE OF PROPERTY        (607,299)

NET GAIN FROM TRANSER OF LEASE         278,862        572,846

RELINQUISHED PROJECT COSTS             (294,005)      (107,000)      (274,000)

MINORITY INTEREST IN PARTNERSHIPS      150,829         16,710         12,592
                                   ------------   ------------   ------------
NET LOSS                            (1,972,725)      (904,315)    (1,025,514)
                                   ============   ============   ============

BASIC AND DILUTED NET LOSS
     PER SHARE                     $     (1.22)    $     (0.58)  $     (0.68)
                                   ==========================================
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING       1,615,894      1,559,916      1,516,652
                                   ==========================================



                  The accompanying notes are an integral part
                    of the consolidated financial statements.
--------------------------------------------------------------------------------

                                                       HOST FUNDING, INC.

                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Retained                                            Total
                   Class A   Class B   Class C             Additional   Earnings     Related     Unearned                   Share-
                   Common    Common    Common              Paid in     (Accumulat-   Party Note  Directors'     Treasury    holders'
                   Stock     Stock     Stock     Warrants  Capital      ed Deficit)  Receivable  Compensation   Stock       Equity
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER
  31, 1996         $ 12,340  $  1,400  $  1,400            $7,501,494   $(744,772)  $(1,805,675)  $(262,792)    $         $4,703,395

COMMON STOCK
  ISSUED FOR
  ACQUIRED
  PROPERTIES
  ACQUISTION FEE        160                                   151,840                                                        152,000

COMMON STOCK
  ISSUED AS DEP-
  OSITS AND HELD
  IN ESCROW SUB-
  JECT TO THE
  RELATED PURCHASE
  CONTRACTS (AS
  AMENDED)               55                                    49,745                                                         49,800

PRINCIPAL REDUC-
  TION: NOTES
  RECEIVABLE:
  DIRECTORS                                                                                          6,000                     6,000

AMORTIZATION OF
  UNEARNED DIREC-
  TORS COMPENSA-
  TION                                                                                              54,000                    54,000

CONVERSION OF CLASS
  C COMMON STOCK TO
  CLASS A COMMON
  STOCK               1,400              (1,400)

CONVERSION OF CLASS
  B COMMON STOCK TO
  CLASS A COMMON
  STOCK               1,400    (1,400)

90,000 SHARES OF
  COMMON STOCK IN
  TREASURY AT COST                                                                                              (900,000)  (900,000)

PRINCIPAL REDUC-
  TION:NOTES RE-
  CEIVABLE:
  HATFIELD                                                                           1,805,675                             1,805,675
  ISSUED AND CON-
  TRIBUTED TO
  BACHOST, L.L.C.       808                                    749,192                                                       750,000

COMMON STOCK
  ISSUED AS DEPO-
  SIT FOR LEGAL
  FE                    150                                     97,350                                                        97,500

REFUND OF COMMON
  STOCK ISSUED AS
  DEPOSIT AND HELD
  PURSUANT TO RE-
  LATED ADQUISTION
  FEE                   (55)                                  (49,745)                                                      (49,800)

DISTRIBUTIONS                                                           (1,363,719)                                      (1,363,719)

NET LOSS                                                                (1,025,514)                                      (1,025,514)
                   -------   ------    -------   --------  ----------  ------------  ----------  -----------  ----------  ----------
BALANCE, DECEMBER
  31, 1997         $16,258   $   0     $   0     $      0  $8,499,876  $(3,134,005)  $      0    $ (202,792)  $(900,000)  $4,279,337

                  The accompanying notes are an integral part                 40
                    of the consolidated financial statements.


                                                       HOST FUNDING, INC.

                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Retained                                            Total
                   Class A   Class B   Class C             Additional   Earnings     Related     Unearned                   Share-
                   Common    Common    Common              Paid in     (Accumulat-   Party Note  Directors'     Treasury    holders'
                   Stock     Stock     Stock     Warrants  Capital      ed Deficit)  Receivable  Compensation   Stock       Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER
  31, 1997         $16,258   $   0     $   0     $    0  $ 8,499,876   $(3,134,005)  $      0    $ (202,792)  $(900,000)  $4,279,337

AMORTIZATION OF
  UNEARNED DIR-
  ECTORS COMPEN-
  SATION                                                                                              54,000                  54,000

COMMON STOCK
  ISSUED FOR
  ACQUIRED PRO-
  PERTIES AC-
  QUISITION FEE        175                                  114,925                                                          115,100

COMMON STOCK
  ISSUED AS COM-
  PENSATION TO
  EMPLOYEE               2                                    1,124                                                            1,126

COMMON STOCK
  ISSUED PURSU-
  ANT TO SALE OF
  LEASE RIGHTS         622                                  287,378                                                          288,000

PRINCIPAL REDUC-
  TION: NOTES
  RECEIVABLE
  DIRECTORS                                                                                            6,000                   6,000

54,400 SHARES OF
  COMMON STOCK IN
  TREASURY AT COST                                                                                              (154,247)  (154,247)

COMMON STOCK
  ISSUED AS DEPO-
  SIT FOR LEGAL
  FEES RETURNED       (150)                                 (97,350)                                                        (97,500)

NET LOSS                                                                  (904,316)                                        (904,316)
                   -------   ------    -------   --------  ---------   ------------  ----------  -----------  ----------- ----------
BALANCE, DECEMBER
  31, 1998         $16,907   $   0     $   0     $      0 $8,805,953   $(4,038,321)  $      0    $ (142,792) $(1,054,247) $3,587,500

                  The accompanying notes are an integral part                 41
                    of the consolidated financial statements.


                                                       HOST FUNDING, INC.

                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Retained                                            Total
                   Class A   Class B   Class C             Additional   Earnings     Related     Unearned                   Share-
                   Common    Common    Common              Paid in     (Accumulat-   Party Note  Directors'     Treasury    holders'
                   Stock     Stock     Stock     Warrants  Capital      ed Deficit)  Receivable  Compensation   Stock       Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER
  31, 1998         $16,907   $   0     $   0     $    0   $8,805,953   $(4,038,321)  $      0    $ (142,792) $(1,054,247) $3,587,500

COMMON STOCK
  ISSUED AS
  COMPENSATION
  TO EMPLOYEE           10                                     2,240                                                           2,250

AMORTIZATION OF
  UNEARNED DIR-
  ECTORS COMPEN-
  SATION                                                                                            24,000                    24,000

FORGIVENESS OF
  BALANCE OF UN-
  EARNED COMPEN-
  SATION TO FORM-
  ER DIRECTORS                                                                                      95,195                    95,195

COMMON STOCK SOLD
  TO DIRECTOR          200                                    19,800                                                          20,000

COMMON STOCK
  REDEEMED                                                                                                         (412)       (412)

COMMON STOCK
  ISSUED TO FORMER
  DIRECTORS AND
  CHAIRMAN             300                                    82,200                                                          82,500

COMMON STOCK
  ISSUED TO NEW
  DIRECTORS            200                                    49,800                               (50,000)                       -

COMMON STOCK
  ISSUED IN PAY-
  MENT OF DEBT       1,028                                   200,244                                                         201,272

WARRANTS ISSUED
  TO NEW INVESTOR                                 750,000                                                                    750,000

NET LOSS                                                                (1,972,725)                                      (1,972,725)
                   -------   ------    -------   --------  ---------   ------------  ---------  -----------  ----------- ----------
BALANCE, DECEMBER
  31, 1999         $18,645   $    -    $     -   $750,000 $9,160,237   $(6,011,046)  $       -  $  (73,597) $(1,054,659)  $2,789,580

                  The accompanying notes are an integral part                 42
                    of the consolidated financial statements.

                               HOST FUNDING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                        1999           1998           1997
--------------------------------------------------------------------------------

OPERATING ACTIVTIES:
  Net loss                         $  (1,972,725) $   (904,316)  $(1,025,514)
  Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation and amorti-
     zation                              994,849      1,068,307      861,031
     Amortization of loan fees            55,207        135,086      372,772
     Amortization of unearned
       directors' compensation           119,195         54,000       54,000
     Common stock issued as
       compensation                        2,250          1,126
     Gain from transfer of
       lease                            (278,862)      (572,846)
     Minority interest in
       partnerships                     (150,829)       (16,040)     (12,592)
     Impairment loss on assets
       held for sale                                    444,000
     Loss from sale of property          607,299
     Common stock issued to
       directors for director
       fees                               82,500
     Common stock issued in
       payment of interest                19,335
  Changes in operating assets
     and liabilities:
     Rent receivable                     186,931       (121,426)    107,832
     Rent, interest and other
       receivable - due from
       related party                      32,389        (16,670)     10,448
     Prepaid and other assets           (230,573)      (135,967)    (22,985)
     Notes receivable: directors                          6,000       6,000
     Credit on note receivable,
       related party                                                 31,397
     Accounts payable and
       accrued expenses                  176,358        438,077     548,341
                                      -----------    -----------   ----------
     Net cash provided by (used
       in) operating activities         (356,676)       379,331     930,730
                                      -----------    -----------   ----------

                               HOST FUNDING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                        1999           1998           1997
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Investment in land, property
     and equipment                      (211,675)    (1,044,746) (10,435,232)
   Investment in restricted cash         215,232         71,185     (428,806)
   Long-term advances to lessee                        (110,090)     (30,841)
   Proceeds from sale of property      2,400,000
   Costs of property sale               (165,690)
   Proceeds related to transfer
     of lease                            500,000
   Payments related to transfer
     of lease                           (221,138)
   Reimbursement of advances to
     lessee                                             255,841
   Franchise fees                                                     (62,750)
   Proceeds related to sale of
     leasing rights                                     807,200
   Payments related to sale of
     leasing rights                                    (346,354)
                                      -----------    -----------   ----------
        Net cash provided by (used
          in) investing activities     2,516,729       (366,964)  (10,957,629)
                                      -----------    -----------   ----------

FINANCING ACTIVITIES:
   Stock sold to director                 20,000
   Cash portion of related
     party note receivable
     payment                                                         874,278
   Preferred stock sold                1,500,000
   Fees related to preferred
     stock sale
   Payment of loan fees                               (275,937)     (834,985)
   Borrowings on short-term
     debt                                207,000                   1,345,154
   Payment of short term debt           (664,314)     (319,213)
   Borrowings on long-term
     debt                                            1,175,000     9,682,645
   Payments on long-term debt         (2,179,536)     (420,509)     (146,300)
   Long-term lease deposit                                           300,000
   Distributions                                                  (1,363,719)
   Receipt of option deposits             20,000
                                      -----------    -----------  -----------
        Net cash provided by (used
          in) financing activities    (1,097,265)         5,094    9,857,073
                                      -----------    -----------  -----------
NET CHANGE IN CASH AND CASH
     EQUIVALENTS                       1,062,787         17,461    (169,926)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                  66,328         48,867     218,693
                                      -----------    -----------  -----------
CASH AND CASH EQUIVALENTS AT
     END OF YEAR                       1,129,115         66,328      48,867
                                      ============  ============  ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                       43 (cont.)

                                Host Funding, Inc.
                       Consolidated Statements Of Cash Flows
               For The Years Ended December 31, 1999, 1998, AND 1997

                                                       1999           1998           1997
-------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
 Cash paid during the year for interst            $ 2,525,067    $  2,522,609   $   1,921,127

 Non-cash investing activities:

     Common stock issued as compensation
          Class A common                          $        10    $          2   $
          Additional paid in capital                    2,240           1,124
          Salary expense                               (2,250)         (1,126)

          Net non-cash investing act$vity         $              $              $

     Property & equipment additions; repairs
               made by Buckhead
     To certain properties
          Notes and other receivable              $  (265,459)   $    (134,541) $
          Other accrued expenses                     (191,570)
          Land, property & equipment                   457,02          134,541

          Net non-cash investing actvity          $              $              $

     Acquisition costs funded by note payable
          Other assets                            $    190,000   $              $
          Short term debt                             (190,000)

          Net non-cash investing actvity          $              $              $

     Common stock issued in payment of interest and principal on short term debt
          Common stock                            $     1,028    $              $
          Additional paid in capital                  200,244
          Interest                                    (19,336)
          Short term debt                            (181,936)

          Net non-cash financing actvity          $              $              $

      Common stock issued to former directors
        and Chairman
          Common Stock                            $       300    $              $
          Additional paid in capital                   82,200
          Directors fees                              (82,500)

          Total non cash activity                 $              $              $

      Common Stock issued to new directors
          Common stock                            $       200    $              $
          Additional paid in capital                   19,800
          Notes receivable, directors                 (20,000)

          Net non-cash investing actvity          $              $              $

       Common stock issued pursuant to the sale of lease rights
          Common stock                            $              $         622  $
          Additional paid in capital                                   287,378
          N/R: Buckhead                                               (288,000)

                     The accompanying notes are an integral
                 part of the consolidated financial statements
                                       44
Commonstock pledged to Host
Funding as security deposit

                                Host Funding, Inc.
                       Consolidated Statements Of Cash Flows
               For The Years Ended December 31, 1999, 1998, AND 1997

(cont.)                                                1999           1998           1997
-------------------------------------------------------------------------------------------------
  Net non-cash investing actvity                  $              $              $
    relating to leases to Buckland
           Restricted investments                 $              $    288,000   $
           Security deposits                                         (288,000)

           Net non-cash investing activity        $              $              $

  Common stock issued for Acquired Properties
  Acquisition Fee
           Additional paid in capital             $              $    114,925   $   151,840
           Common stock                                                   175           160
           Land, property and equipment                              (115,000)     (152,000)

           Net non-cash investing activity        $              $              $

  Common stock returned as deposit for legal fee
           Deposits                               $              $     97,500   $   (97,500)
           Additional paid in capital                                 (97,350)       97,350
           Common stock                                                   150           150

           Net non-cash investing activity        $              $              $

  Sale of leasing rights
           Buckhead stock receivable              $              $   (400,000)  $
           Acquisition finance note receivable                       (212,000)
           Sale of lease rights                                       612,000   $

           Net non-cash investing activity        $              $              $

  Receipt of Buckhead stock
           Buckhead stock receivable              $              $    400,000   $
           Investment in Buckhead                                    (400,000)

           Net non-cash investing activity        $              $              $

  Reimbursement of capital expenditures
     relating to property
      Leased to Buckhead
           Capital expenditure reserve            $              $    100,000   $
           Note receivable, Buckhead                                 (100,000)

           Net non-cash investing activity        $              $              $

  Conversion of Class C common stock to
  Class A common stock
           Class A common stock                   $              $              $     1,400
           Class C common stock                                                      (1,400)

           Net non-cash investing activity        $              $              $

  Receipt of Class A common stock in partial payment
  of related party note receivable
           Class A common stock held in
               treasury (at cost)                 $             $               $   900,000
           Related party note receivable                                           (900,000)

           Net non-cash investing activity        $             $               $


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                               HOST FUNDING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Background:

Host Funding, Inc., a Maryland corporation ("Host Funding" or the "Company"), was initially formed on December 22, 1994, and structured to qualify as a Real Estate Investment Trust ("REIT"). The principal business of the Company is to acquire and then lease limited service and full service hotels/motels to proven hotel operators, which manage and operate the hotels/motels pursuant to such leases.

On December 22, 1999, the Company sold to Mackenzie Patterson, Inc., a California real estate venture capitalist ("MPI"), 500,000 shares of the Series "A" Convertible Preferred Stock, $0.01 par value per share (the "Series "A" Preferred"), of the Company for a purchase price of $1,500,000.00. The proceeds from the sale of the Series "A" Preferred were used by the Company to satisfy current obligations and for working capital. The Company also issued to MPI warrants to purchase 500,000 shares of the Class "A" Common Stock of the Company for an exercise price of $3.00 per share, exercisable at any time for a period of six (6) years from December 22, 1999 (the "Warrants"). Concurrently with the purchase of the shares of Series "A" Preferred and the issuance of the Warrants, the Company and MPI entered into an Advisory Agreement pursuant to which MPI assumed the day to day operations of the Company and direction of new investments on behalf of the Company.

Unless stated otherwise, the hotel properties owned by the subsidiaries of the Company are herein referred to as the "Company Hotels" or "Company Properties."

Host Funding is listed and traded on the American Stock Exchange under the symbol "HFD."

Summary of Significant Accounting Policies:

Operating Segments

The Company's business consists of a single operating segment, hotel ownership and leasing, and is reliant upon revenues from its eleven hotel lease as described in Note 2. The Company does not have revenues derived from foreign operations

Principles of Consolidation

The  accompanying  consolidated  financial  statements include  the  accounts of
Host Funding and its wholly owned subsidiaries, CrossHost, Inc., Host Enterprises, Inc. and Host Ventures, Inc., an 81% ownership interest in BacHost, LLC ("BacHost"), the accounts of the limited partnerships which own (or owned) two Country Hearth Inns, and of which BacHost owns 99%. 19% of BacHost is owned by an affiliate of Buckhead America Corporation.

Land, Property, and Equipment Held for Investment; Land, Property and Equipment Held for Sale

Buildings and improvements are stated at historical cost and depreciated over useful lives of 35 years from the original date of acquisition using the straight-line method. Hotel furnishings and equipment are stated at historical cost and depreciated using primarily straight-line methods over useful lives ranging from 3 to 7 years from the original historical date of acquisition. The Vagabond Inn property (formerly a Super 8 Motel) located in Mission Bay, California (the "Mission Bay Property") has been included under Land, Property and Equipment Held for Sale, and is subject to an option agreement whereby the lessee has the right to purchase the Mission Bay Property upon written notice. The Company has received such notice, see Note 2 for a further description of the pending Mission Bay Property sale.

The Country Hearth Inn located in Findlay, Ohio (the "Findlay Property") was sold in the fourth quarter, 1999, see Note 2 for a further description of the sale of the Findlay Property. Prior to the sale, the Findlay property was included under Land, Property, and Equipment Held for Sale.

The Company periodically evaluates the carrying value of its real estate properties to determine if circumstances exist indicating impairment in the carrying value of such properties. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows from each individual property. In cases when the Company does not expect to recover the carrying value, the Company recognizes an impairment loss. When management identifies an asset held for sale, the Company estimates the fair value of such assets. If in management's opinion the fair value of the asset is less than the carrying amount of the asset, a reserve for impairment is established. Fair value is estimated as the amount at which the carrying asset could be bought or sold, less costs to sell.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and in banks plus all short-term investments with a maturity, at the date of purchase, of three months or less.

Restricted CashR

Restricted cash represents cash deposited in escrow accounts under contractual agreements for property taxes, capital improvements and other uses that are set forth in such agreements.

Restricted Investments

Buckhead America Corporation, or its affiliates ("Buckhead"), agreed to purchase $288,000 in Class "A" Common Stock of the Company and return such stock to the Company to hold as security deposits (the "Buckhead Security Deposit") against the Country Hearth Leases (defined in Note 2). As the Company is holding the Buckhead Security Deposit, it is reflected as a restricted investment and a security deposit obligation on the balance sheet of the Company. Since the stock is held as a security deposit, the Company did not recognize a reduction of the asset and correlating liability to reflect the value of the stock at December 31, 1999 in accordance with SFAS No. 115.

Rent Receivable

Represents rent outstanding and receivable pursuant to the Percentage Leases.

Notes and Other Receivables, Sale of Lease Rights

In connection with the execution of the Country Hearth Leases, Buckhead executed separate notes payable to Host Ventures, Inc. and CrossHost, Inc. with the net face amount of the notes aggregating $400,000. Such notes are to be satisfied by periodic disbursements made by Buckhead, with approval from the Company, to satisfy obligations related to certain capital expenditures under the Country Hearth Leases. As of December 31, 1999, Buckhead has disbursed funds in full satisfaction of the above notes.

Loan Commitment Fees

Loan commitment fees are amortized over the terms of the loans using the straight-line method, which approximates the effective interest rate method. Accumulated amortization of loan fees totaled approximately $755,000 and $703,000 as of December 31, 1999 and 1998, respectively.

Franchise Fees

Franchise  fees are  amortized  on a  straight-line  basis  over the life of the franchise agreements. Accumulated amortization of franchise fees totaled approximately $28,000 and $21,000 as of December 31, 1999, and 1998, respectively.

Revenues

The Company recognizes base and contingent lease revenue on an accrual basis as earned in accordance with the terms of the lease agreements.

Fair Value of Financial  Instruments and Concentration of Credit Risk

Statement of Financial Accounting Standards ("SFAS") 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements.

The following disclosure of estimated fair value was determined by available market information and appropriate valuation methodologies. However, considerable judgement is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material affect on the estimated fair value amounts.

Notes and Other Receivables: Sale of Lease Rights; and Long-term Advances to Lessees are carried at amounts which approximate their value.

The carrying value of long-term debt approximates fair value as the related interest rate is variable and approximates market rates.

Seasonality

The hotel industry is seasonal in nature. Revenues are generally greater in the first and second quarters of a calendar year. Seasonal variations in revenues at the hotels may cause quarterly fluctuations in he Company's lease revenue.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and their reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company has not qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code for the three years ended December 31, 1999. Under the
Internal Revenue Code, if certain requirements are not met in a given year, a corporation will be subject to Federal Income Tax with respect to all income, including that which is distributed to Shareholders. Therefore, the Company records its provision for income taxes in accordance with SFAS No. 109. Under the liability method of SFAS 109, deferred taxes are determined based on the difference between the financial statement amounts for tax and financial reporting purposes.

NOTE 2: REAL ESTATE INVESTMENTS

The Company's acquisition of hotel properties for the years 1999, 1998, 1997, and 1996 may be summarized as follows:

               Purchase Cost            Number of                Number
  Year        (in Thousands)         Hotel Properties           of Rooms
  ----        --------------         ----------------           --------

  1996            $16,664                   5                      430
  1997             11,530                   3                      240
  1998             - 0 -                  - 0 -                   - 0 -
  1999             - 0 -                  - 0 -                   - 0 -

As of December 31, 1999, the Company owned 11 Company Hotels, located in 8 states, and comprised of 850 rooms. The Company Hotels are subject to leases as described in Note 5.

The purchase cost of all 11 hotel properties totaled approximately  $24,528,000,
including   the  purchase  cost  related  to  one  property  held  for  sale  of approximately $2,528,000.

The purchase costs above include purchase prices, as well as related commissions and closing costs.

In April, 1996, the Company acquired a 117 room Super 8 motel located in San Diego, California from Mission Bay Super 8, Ltd., a California limited partnership. The acquisition price of $2,810,000 was funded by the Company issuing 252,049 shares of Class "A" Common Stock at a stated value of $10.00 per share ($2,520,490), plus cash of $290,000.

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

In March 1997, the Company formed Host Ventures, Inc., a Maryland Corporation "Host Ventures"), a wholly owned, special purpose subsidiary of Host Funding. Upon formation, Host Ventures entered into a loan (the "Host Ventures Loan Facility") totaling $8,725,000 and CrossHost entered into a loan facility (the "CrossHost Loan Facility") totaling $13,000,000. Host Ventures used a portion of the Host Ventures Loan Facility to acquire a Super 8 motel located in Flagstaff, Arizona. Additionally, CrossHost assigned, transferred, and conveyed the Sleep Inn properties located in Sarasota, Florida and Ocean Springs, Mississippi to Host Ventures, and satisfied the Initial CrossHost Facility.

On October 21, 1997, the Company purchased from Findlay Equity Partners, an Ohio general partnership, a Country Hearth Inn (the "Findlay Property") located in Findlay, Ohio and from Auburn Equity Partners, an Indiana general partnership, a Country Hearth Inn (the "Auburn Property") located in Auburn, Indiana
(collectively, the "Country Hearth Inns"), including an aggregate of approximately 150 rooms, which increased the Company's real estate portfolio to twelve hotel properties containing approximately 922 rooms.

The Company completed the purchase of the Country Hearth Inns by forming two separate, special purpose limited partnerships with Buckhead America Corporation, a publicly traded hotel company, or its affiliates ("Buckhead"). Wholly owned subsidiaries of Host Funding (Host Findlay GP, Inc. and Host Auburn GP, Inc.) own 1% of the respective limited partnerships and BacHost, L.L.C. (BacHost) owns 99% of each limited partnership. Host Funding owns 81% of BacHost and Buckhead owns 19% of BacHost. Each limited partnership leased its respective Country Hearth Inn to Buckhead (or to affiliates of Buckhead) pursuant to a separate percentage lease agreement (collectively, the "Country Hearth Leases"). Buckhead also manages the hotel properties and holds the franchise for each of the Country Hearth Inns outside of the limited partnerships (collectively, the "Country Hearth Franchise Agreements").

In January, 1999, the Company effectively transferred leasing and operation of the Company Hotel located in Mission Bay, California (the "Mission Bay Property") to RPD Mission Bay, LLC, an affiliate of Vagabond Inns ("RPD"), which in turn, pursuant to a services agreement, transferred the day-to-day management of the Mission Bay Property to RPD 18, LLC, also an affiliate of Vagabond Inns, a proven hotel operator located in California. RPD thereafter terminated the prior franchise agreement with Super 8 Hotels and converted the Mission Bay Property to a Vagabond Inn. In consideration for such lease transfer, RPD paid the Company a non-refundable fee (the "Mission Bay Lease Fee") in the amount of $500,000. The Mission Bay Lease Fee was used in part to pay portions of certain termination fees to the previous franchisor, to pay the termination fee to the previous lessee, and for general corporate purposes.

The Company also granted RPD an option to purchase the Mission Bay Property for a base acquisition price of $3,225,000. The base acquisition price incrementally reduces on a monthly basis through application of portions of the base rent payments made to the Company by RPD under the Lease relating to the Mission Bay Property (the "RPD Option"). RPD exercised the RPD Option in March, 1999. The sale of the Mission Bay Property to RPD resulting from the exercise of the RPD Option has not yet closed due to a dispute relating to the governing deed of trust and the applicable defeasance and release requirements. RPD and the Company, with the knowledge of First Union National Bank (the "Master Servicer"), relied upon the Deed of Trust filed of record in the Recorder's Office of San Diego County on March 17, 1997, as the basis for negotiating the terms of the RPD Option. Additionally, Lennar Partners (the "Special Servicer"), on behalf of the Master Servicer, acknowledged such deed of trust through the Subordination, Non-Disturbance, & Attornment Agreement previously executed by the Special Servicer. Upon giving notice to the Master Servicer of the exercise of the RPD Option and requesting a release of the deed of trust lien encumbering the Mission Bay Property, the Master Servicer informed the Company that the deed of trust filed of record was an incorrect document. The Master Servicer further informed the Company that the Mission Bay Property could not be released until certain additional release and defeasance requirements set forth in the deed of trust contained in the Master Servicer's files (which the Master Servicer claims is the correct deed of trust) were satisfied by the Company. Although the Company and RPD dispute the Master Servicer's position as to the governing deed of trust, the Company is currently evaluating options as to the incremental costs associated with meeting the additional requirements imposed by the Master Servicer's version of the deed of trust or, in the alternative, pursuing legal action against the Master Servicer.

Effective November 12, 1999, the Company sold the Findlay Property for a cash purchase price of $2,400,000.00. The cash proceeds were used to pay the first lien indebtedness on the Findlay Property and to satisfy the seller finance note held by the prior owner of the Findlay Property, including the judgment lien held by the prior owner. The Company did not receive any net proceeds from the sale of the Findlay Property.

Approximately $202,000 in percentage rentals were paid to the Company in 1999 and are included in net income. Approximate minimum future base rents (excluding contingent rents) due under the operating leases are as follows:

          2000                $ 3,024,700
          2001                $ 3,024,700
          2002                $ 3,024,700
          2003                $ 3,024,700
          2004                $ 3,024,700
          Thereafter          $29,187,308
                              -----------
          Total               $44,310,808

NOTE 3: LONG TERM DEBT AND NOTES PAYABLE (INCLUDING DEFAULT ON CERTAIN NOTES PAYABLE)

Long-Term Debt:

The following presents a summary of the long-term debt of Host Funding and its subsidiaries as of December 31:

                                           1999                      1998

Host Ventures  first  mortgage
note payable,  collateralized
by the  properties owned by Host
Ventures,  interest of 8.12% per
annum,  interest  and  principal
payable in monthly installments
of $70,765, due June, 2023           $   8,905,472              $  9,016,516

Mezzanine loan, collateralized
by the stock in Host Ventures,
interest at LIBOR plus 500 basis
points (LIBOR was ___at 12/31/99),
payable  in  monthly installments
of $17,184, due in June of 2003      $      608,718             $    750,030

First  mortgage  note  payable,
collateralized by the properties
owned  by CrossHost, interest at
9.46% per annum, interest and
principal  payable in monthly
installments of $120,838, due in
March 2017                           $  12,388,055             $  12,636,889

First  mortgage  payable,
collateralized  by the property
owned by B-H Auburn, interest at
10.78% per annum,  interest and
principal  payments due in
monthly installments of $17,405,
due in August, 2016                  $    1,709,053            $   1,740,855

First  mortgage  note  payable,
collateralized  by the  property
owned  by B-H Findlay, interest
at 10.78% per annum, interest
and principal payable in monthly
installments of $18,402, originally
due in August, 2016, fully
satisfied in the 4th quarter, 1999  $         0                $    1,646,547
                                    ---------------            --------------

                                    $   23,611,298             $   25,790,837
                                    ===============            ==============

Short Term Debt/Notes Payable (Including Default on Certain Notes):

In 1998 the Company entered into a note payable in the original principal amount of $141,000 to Beta Construction for certain improvements to the Sleep Inn property located in Tallahassee, Florida. The note is amortized over 24 months, with a maturity date of November, 2000, and an annual interest rate of 9.25%. In May, 1999 the Company discontinued monthly payments of interest and principal as an offset against rental amounts owed to the Company by Capital Circle Hotel Corporation ("Capital Circle") related to the Tallahassee property. The amount offset by the Company approximated the principal balance the Company owes to Capital Circle. The Company has received no notice of default.

In May 1999, the Company entered into negotiations to purchase certain properties. In connection with the negotiations, the Company executed an application with a lender to obtain financing for the properties. $140,000 was funded to the lender by an unaffiliated party on behalf of the Company in prepayment of certain due diligence costs related to such financing. In September, 1999 an additional $50,000 was advanced by the same unaffiliated party in partial payment of certain legal fees. Approximately $140,000 in principal and interest was repaid by the issuance of 69,781 shares of the Company's Class "A" Common Stock in September, 1999. Repayment of the remaining amount of approximately $56,746 is evidenced by two notes payable to the unaffiliated party. Interest accrues on each outstanding balance at an annual interest rate of 12%. The notes matured on December 31, 1999. The beneficiary of such notes may, at the beneficiary's option, elect to receive shares of the Company in full or partial satisfaction of the notes at a per share price of $2.00 per share.

In October, 1997, B-H Findlay, L.P. ("Findlay") entered into a note payable (the "Findlay Note") to the sellers of the Country Hearth Inn in Findlay, Ohio (the "Findlay Country Hearth Inn") and B-H Auburn, L.P. ("Auburn") entered into a note payable (the "Auburn Note") to the sellers of the Country Hearth Inn located in Auburn, Indiana (the "Auburn Country Hearth Inn"). The Auburn Note and the Findlay Note are herein referred to, collectively, as the "Country Hearth Notes." The sellers of the Findlay Country Hearth Inn and the Auburn Country Hearth Inn are herein referred to as the "Sellers." The Company is the beneficial owner of 81% of both Findlay and Auburn, and executed corporate guarantees pursuant to which the Company guarantees the performance of Findlay and Auburn under the Country Hearth Notes (collectively, the "Host Guaranty"). The Country Hearth Notes are further secured by 90,000 shares of the Class "B" Common Stock of the Company (the "Pledged Stock").

The Company issued 80,819 shares of the Company's Class A Common Stock with a per-share value of approximately $9.27 and an aggregate value of approximately $750,000 in partial payment of the purchase price of the Findlay Country Hearth Inn and the Auburn Country Hearth Inn. The Country Hearth Notes were modified to provide that, if, on October 21, 1998, the closing price of the Company's Class "A" Common Stock as traded on the American Stock Exchange was less than $6.50 per share, the Company would be obligated to make an additional cash payment (the "Price Protection Amount") to the Sellers so that the total value of Class "A" Common Stock issued to the Sellers at the per-share price on October 21, 1998, plus the amount of such Price Protection Amount, equaled $750,000. The Company has recorded a liability in the approximate amount of $455,000 related to the Price Protection Amount for the Class "A" Common Stock currently held by the Sellers based upon a closing price of $2.00 per share on October 21, 1998.

In April 1999, the Company was notified that Auburn Equity Partners filed a complaint, Case Number 99CVE-04-2725 (the "Auburn Complaint"), in the Franklin County Common Pleas Court, Columbus, Ohio, Civil Division (the "Franklin County Court"). The Auburn Complaint named BH-Auburn LP and Host Funding, Inc., as defendants. Concurrently with receiving notice of the Auburn Complaint, the Company received notice that Findlay Equity Partners had also filed a complaint, Case Number 99CVH-04-2726 (the "Findlay Complaint"), in the Franklin County Court. The Findlay Complaint named BH-Findlay, LP and Host Funding, Inc., as defendants. The Auburn Complaint and the Findlay Complaint together demanded payment of the Country Hearth Notes and the Price Protection amounts in the aggregate amount of approximately $1,550,000. On July 30, 1999, the Franklin County Court entered a judgement for the plaintiffs in both the Findlay Complaint and the Auburn Complaint.

In November, 1999 the Country Hearth Note related to the Findlay Property was satisfied by the payment of $650,000 from the proceeds of the sale of the Findlay Property. The Host Guaranty and the Pledged Stock continue to secure the obligations of Auburn under the Auburn Note and the Price Protection Amount in the approximate amount of $800,000, as of December 31, 1999.

Five Year Debt Maturity Schedule:

Aggregate principal payments under long-term and short-term debt for the next five (5) calendar years ended December 31, 2004 and thereafter are as follows:

                  2000                      $ 960,000
                  2001                        638,000
                  2002                        703,000
                  2003                        661,000
                  2004                        562,000
                  Thereafter               20,473,988
                                            -----------
                  Total                   $23,997,988

NOTE 4:   PREFERRED STOCK

On December 20, 1999, the Company filed Articles Supplementary with the Maryland State Department of Taxation designating 2,000,000 shares of the authorized but unissued shares of Preferred Stock of the Company as Series "A" Convertible Preferred Stock, $0.01 par value per share (the "Series "A" Preferred"). Of the 2,000,000 shares of the Series "A" Preferred designated by the Company, Mackenzie Patterson, Inc., a California real estate venture capitalist ("MPI"), purchased 500,000 shares for a purchase price of $3.00 per share. MPI purchased the shares of Series "A" Preferred on December 22, 2000 in an exempt transaction pursuant to Rule 506 of Regulation D under the Securities Act of 1933. The holders of the Series "A" Preferred are entitled to participate pro rata with the holders of shares of the Class "A" Common Stock of the Company with respect to dividend distributions and are entitled to a liquidation preference of $4.00 per share over the holders of shares of Class "A" Common Stock, upon the voluntary or involuntary dissolution, liquidation or winding up the affairs of the Company. The holders of shares of Series "A" Preferred also have the right, exercisable at any time after December 23, 2002, to convert such shares into shares of Class "A" Common Stock on a one-for-one basis (the "Conversion Ratio"), or to require the Company to redeem all or any part of the shares of Series "A" Preferred at the redemption price of $4.00 per share plus any accrued and unpaid cash dividends. The Conversion Ratio is subject to adjustment upon the occurrence of certain events, including, without limitation, issuance of additional shares of Class "A" Common Stock, stock dividends, stock splits, mergers, reclassifications of stock, or a recapitalization of the Company. The holders of shares of Series "A" Preferred are entitled to the number of votes equal to the number of shares of Class "A" Common Stock into which a share of

Series "A" Preferred is convertible and are further entitled to vote together as a single group with the holders of Class "A" Common Stock on all matters submitted or required to be submitted to the Company's common stockholders for approval. The holders of Series "A" Preferred, voting together as a single voting group, have the right to elect, at each annual stockholders meeting of the Company, two (2) of the five (5) members of the Board of Directors of the Company.

NOTE 5:   SHAREHOLDERS' EQUITY

Host Funding is authorized to issue 55,000,000 shares of Common Stock, consisting of 50,000,000 shares of Class "A" Common Stock, $.01 par value per share, and 4,000,000 shares of Class "B" Common Stock, $.01 par value per share, and 1,000,000 shares of Class "C" Common Stock, $.01 par value per share. The Company is also authorized to issue 20,000,000 shares of Preferred Stock, $0.01 par value per share.

As of December 31, 1999, the Company had issued and outstanding two series of warrants designated "Series A Warrants" and "Series B Warrants." The Series A Warrants provide warrants to purchase 225,000 shares of Host Funding's Class "A" Common Stock at $9.90 per share, and expires on February 2, 2000. The Series B Warrants provide warrants to purchase 225,000 shares of the Company's Class "A" Common Stock at $10.80 per share, and expire on February 2, 2001. There are additional provisions in the Series A Warrants and the Series B Warrants that allow certain limited registration rights and pro-rata treatment upon the occurrence of certain events, including, without limitation, stock splits, mergers, reclassifications of stock, or a recapitalization of the Company. The Series A Warrants expired on February 2, 2000.

The Company also issued Warrants to MPI to purchase 500,000 shares of Class "A" Common Stock of the Company for an exercise price of $3.00 per share (the "Warrants"). The Warrants are exercisable at any time after the date of issuance with an expiration date of December 21, 2005. The Warrants are subject to exercise price adjustments upon the occurrence of certain events, including, without limitation, stock dividends, stock splits, mergers, reclassifications of stock, or a recapitalization of the Company. The Company placed a value of $1.50 per share on the Warrants for an aggregate value of $750,000. The value was determined using the Black-Scholes Option Pricing Model. The aggregate value has been capitalized as a deferred advisory fee and will be amortized on a straight line basis over three years.

Pursuant to the terms and conditions of a Registration Rights Agreement (the "Registration Agreement") between the Company and MPI, the holders of the Series "A" Preferred and the Warrants are entitled to certain demand and "piggy-back" registration rights relating to the shares of Class "A" Common Stock issuable upon conversion of the Series "A" Preferred or upon exercise of the Warrants (the "Underlying Common Stock"). The Registration Agreement provides that at any time after the date of issuance the holders of at least twenty-five percent (25%) of the Series "A" Preferred and the Warrants may make in the aggregate, up to four (4) written requests to register the number of shares of Underlying

Common Stock set forth in each written request. In addition, if the Company proposes to file a registration statement under the Securities Act of 1933 with respect to an offering by the Company of securities for its own account (other than a registration statement on Form S-4 or Form S-8), the holders of Series "A" Preferred and the Warrants shall be entitled to participate in the Company registration, subject to the approval of the Company underwriter.

Diluted earnings per share for the year ended December 31, 1999 has not included the effect of conversion of Series "A" Preferred Shares nor the Warrants since conversion would be antidilutive.

On or about April 26, 1996, the Company sold to each independent director then in office 10,000 shares of Class "A" Common Stock at a price per share equal to $10 per share. The purchase price ($300,000) was paid through the delivery of a five year promissory note executed in favor of Host Funding by each purchaser, which bears interest, payable quarterly, at a fixed rate equal to 7% per annum. The company has agreed to forgive the promissory notes issued in exchange for the shares of common stock in increments of 18% of the principal amount per annum for each year the maker remains a director of the Company. The Company also subsequently agreed to forgive quarterly interest payments and an additional 2% of the principal amounts of the promissory notes from each director in lieu of payment of director's fees to the Directors. The Company suspended directors fees for fiscal years 1998 and 1999. The shares of Common Stock purchased by each independent director are pledged to the Company to collateralize payment of the promissory note, which is non-recourse to the maker, except for 10% of the principal amount.

In the second quarter of 1999, the Board approved the release of the outstanding balances of the notes receivable from Mr. Charles Dunn and Mr. Don Cockroft as a result of Mr. Dunn and Mr. Cockroft resigning their seats on the Board. The Board also approved the issuance of 10,000 shares each to Messrs. Dunn and Cockroft, as well as Mr. William Birdsall.

Concurrently with the resignation of Messrs. Dunn and Cockroft, the Board appointed Mr. Robert Dixon and Mr. Brian Rodgers as directors of the Company. The Board approved the issuance of 10,000 shares each to Messrs. Dixon and Rodgers. Payment of such shares are evidenced by promissory notes in the amount of $25,000 due from Mr. Dixon and Mr. Rodgers, under the same terms and conditions as the director notes described above.

NOTE 6. COMMITMENTS AND CONTINGENCIES

REIT Status:

The Company, as a requirement under the Code to elect REIT status, must have no more than five (5) shareholders who own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding. The Company has not met this requirement as of December 31, 1999. Under the Code, the Company is allowed a six-month exemption after the tax year in which the election is to be effective to meet the requirement. Management of the Company does not anticipate that such requirement will be met during fiscal year 2000.

Leases:

          In General

All of the Company Hotels are leased and operated pursuant to lease agreements (the "Leases"), excluding the Company Hotel located in Tallahassee, Florida (the "Tallahassee Property") which is managed and operated by BAC Hotel Management, Inc., a wholly owned subsidiary of Buckhead America Corporation pursuant to a management agreement. Except for the Company Hotels located in Flagstaff, Arizona (the "Flagstaff Property") and Mission Bay, California (the "Mission Bay Property"), the Company Hotels are leased and operated by either Buckhead America Corporation (as to the Company Hotel located in Auburn, Indiana only) or BAC Hotel Management, Inc., a wholly owned subsidiary of Buckhead America Corporation (NASDAQ: BUCK). The remaining Company Hotels are leased, operated and/or managed by Crossroads Hospitality Tenant Company, LLC (Flagstaff
Property) and RPD Mission Bay, LLC and RPD 18, LLC (Mission Bay Property). Except as otherwise set forth herein, each Lease generally contains the provisions described below.

         Lease TermsLease Terms

Each Lease has a term of fifteen (15) years (other than the Lease relating to the Mission Bay Property), which has an initial term of twenty (20) years, subject to earlier termination upon the occurrence of certain contingencies described in the Leases including, as applicable, provisions relating to damage to the Company Hotels, condemnation of the Company Hotels, defaults by the Company or the lessee thereunder, lack of compliance by the lessee with certain of the terms of the associated loan documents, and termination on disposition of the Company Hotels. Other than the Leases with respect to the Mission Bay Property and the Lease in effect with regard to the Company Hotel located in Auburn, Indiana (the "Auburn Property"), the term of each Lease may, at the option of the lessee, be extended for two (2) or more five (5) or ten (10) year periods, as more particularly described in such Leases.

 Amounts Payable Under the Leases Amounts Payable Under the Leases

During the term of each  Lease,  the lessee is  obligated  to pay (i) base rent,
(ii) percentage rent, (iii) all personal property taxes relating to lessee's personal property, ground rents, water, sewer or other rents and charges, excises, tax inspection, authorization or similar fees and all other governmental charges (the "Impositions"), except the Company is obligated to pay real property taxes on all Company Hotels except for the Mission Bay Property), and except that the lessee of the Mission Bay Property is not required to pay percentage rent, (iv) every fine, penalty, interest and cost for non-payment or late payment of base rent, percentage rent, or the Impositions and (v) franchise fees as described below. Base rent accrues and is required to be paid monthly, and, except for the Leases in effect with respect to the Auburn Property and the Mission Bay Property, base rent is subject to potential reduction if a hotel or hotels similar in nature to the Company Hotel in question are or will be constructed in an area in the general vicinity of such Company Hotel (the "Competitive Set"). Percentage rent is based on percentages of gross revenues for each of the Company Hotels, is due and payable quarterly, and (a) except for the Leases in effect with respect to the Auburn Property and the Mission Bay Property, percentage rent is subject to potential reduction pursuant to the Competitive Set, (b) except for the Leases in effect with respect to the Auburn

Property and the Mission Bay Property, percentage rent is subject to potential reduction to the extent, at any time during the first four (4) years of the Lease term, the Company Hotel cash flow is less than the base rent, and (c) percentage rent payable with regard to the Lease in effect with respect to the Auburn Property is subject to a "CPI" adjustment factor.

         Prohibition on Ownership and Operation of Additional Hotels

Generally, all of the Leases contain provisions prohibiting the Company from owning, or having any interest in, any hotel or motel properties within a five
(5) mile radius of the Company Hotel in question, and prohibiting the lessee from owning, operating or managing any hotel or motel properties within a five
(5) mile radius of such Company Hotel.

         Maintenance, Modifications and Capital Expenditures

Generally, the lessee, at its expense, is required to maintain the Company Hotels in good order and repair, except for ordinary wear and tear, and to make non-structural repairs, foreseen and unforeseen, and ordinary repairs, which may be necessary and appropriate to keep the Company Hotels in good order and repair. The Company is, at its expense, required to maintain the structural elements of the Company Hotels, including the roof, except, with respect to the Mission Bay Property, the lessee is, at its expense, responsible for structural maintenance.

The lessee, at its expense and subject to approval by the Company, may make non-capital and capital additions, modifications or improvements to the hotels, provided that such action does not significantly alter the character or purposes of the hotels or significantly detract from the value or operating efficiencies of the hotels. All such alterations, replacements and improvements become the property of the Company upon termination of the Leases. The Company owns substantially all personal property (other than inventory, linens and other non-depreciable personal property) not affixed to, or deemed a part of, the real estate or improvements.

Under the Leases, the Company is required to fund into replacement reserve accounts (the "Reserve Accounts") amounts ranging from four percent (4%) to six percent (6%) of gross room revenues for the preceding month. Deposits in the Reserve Accounts are used to fund replacements of furniture, fixtures and equipment, for capital additions to the Company Hotels, and, as appropriate, for reconstruction or restoration of the Company Hotels incident to casualty damage or condemnation. Expenditures from the Reserve Accounts generally must be jointly approved by the Company and the lessee.

With respect to the Company Hotels leased to Buckhead America Corporation (the Auburn Property only) or BAC Hotel Management, Inc., a wholly owned subsidiary of Buckhead America Corporation, the Company has previously entered into agreements with such parties generally requiring the lessee to, at its expense, make various capital improvements to such Company Hotels.

         Insurance on Company Hotels

The lessee is required to pay for all insurance on the Company Hotels, with extended coverage, including business interruption, casualty, comprehensive general public liability, workers' compensation and other insurance, and must name the Company as the insured or an additional named insured.

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

         First Right of RefusalFirst Right of Refusal

With the exception of the Lease relating to the Mission Bay Property, each of the Leases contains provisions whereby, if the Company receives a bona fide third party offer to purchase a Company Hotel, the lessee may purchase the Company Hotel in question at the same price and otherwise upon the same terms and conditions as are contained in any such bona fide offer.

         Security DepositsSecurity Deposits

With the exception of the Lease relating to the Mission Bay Property, each of the Leases requires the lessor, as security for the performance by the lessee of its obligations under the Leases, to deliver to the Company a security deposit. In the instance of the Leases with Buckhead America Corporation or BAC Hotel Management, Inc., its wholly owned subsidiary, each such deposit is in the form of shares of the Company's Class "A" Common Stock, and with regard to the Lease in effect for the Company Hotel located in Flagstaff, Arizona, the security deposit is in the form of cash.

         Certain Termination RightsCertain Termination Rights

Other than the Lease with regard to the Company Hotel located in Miner, Missouri, the Leases with BAC Hotel Management, Inc., a wholly owned subsidiary of Buckhead America Corporation, provide the lessee the right to, without cause, terminate either one (1) or two (2) of such Leases after the first (1st) but prior to the fifth (5th) anniversary of the Lease term, but, as to the second of such Lease terminations, as applicable, only upon the payment to Lessor of a termination fee more specifically set forth therein. Additionally, the Lease with respect to the Company Hotel located in Flagstaff, Arizona, provides lessee the right to, without cause, terminate the Lease at any time after the first
(1st) anniversary of the Lease term, but only upon forfeiture of the lessee's security deposit, and, notwithstanding the foregoing, additionally provides the lessee the one-time right to terminate the Lease without cause (and without forfeiture of the lessee's security deposit), effective as of the fifth (5th) anniversary of the Lease term.

         Lease Cancellation FeesLease Cancellation Fees

With the exception of the Lease regarding the Company Hotel located in Mission Bay, California, each of the Leases contains provisions generally requiring the Company to pay a termination fee to lessee if a Company Hotel is sold during the Lease term and the purchaser thereof does not assume the obligations of the Company under the associated Lease.

         Franchise Agreements

The Company has been granted franchise license agreements from Super 8 and Sleep Inns for terms expiring in 2005 and 2011, respectively. Pursuant to the terms of the franchise agreements, the Company is required to pay royalty fees and advertising fees of 5% to 4% and 3% to 1.3%, respectively, and reservation fees due under the Sleep Inn agreements of 1.75%, of gross room revenue. The responsibility for payment of the fees has been assigned to the lessees pursuant to the Percentage Leases.

Findlay and Auburn have each been granted franchise license agreements from Buckhead under terms and conditions that are typical of the hotel industry and substantially similar to the franchise agreements relating to the Super 8 Hotels and the Sleep Inn Hotels currently owned directly or indirectly by the Company.

Employment Agreements:

Host Funding has entered into Employment Agreements (the "Employment Agreements") with Michael S. McNulty, President; and Bona K. Allen, Chief Financial Officer, for a term of three years from February 1997. The Employment Agreements provide for combined base salaries of $183,000, with a minimum bonus of 15% up to a maximum of 50%, based upon a prescribed formula in the Employment Agreements, of base compensation in the first year. The Employment Agreements also provide for base salary increases based upon prescribed increases in the Company's asset size. The Employment Agreements are terminable by the Company, for cause, upon thirty (30) days' written notice, or upon death or disability, with severance payments due employees ranging from nothing or two years of current base salary then in effect.

Mr. McNulty resigned as a director of the Company effective as of December 23, 1999 and as President of the Company effective as of December 31, 1999. Mr. McNulty's employment agreement terminated by its terms effective as of January 31, 2000. Mr. McNulty was compensated through January 31, 2000, the date of termination of his employment agreement, and received no further severance. The Company and Mr. Allen have agreed to terminate Mr. Allen's employment agreement effective as of March 31, 2000. Mackenzie Patterson, Inc., the external advisor of the Company, has agreed to retain Mr. Allen on a month-to-month basis as a financial consultant to MPI. Mr. Allen will provide consulting services to MPI on financial matters relating to the Company. The Company has agreed to pay Mr. Allen a one-time severance payment in the amount of $25,000 with respect to the termination of Mr. Allen's employment agreement. The severance payment is due and payable on March 31, 2000.

Host Funding, Inc. 1997 Incentive Plan:

At the Annual Meeting of the Stockholders of Host Funding, Inc., the Stockholders approved the Host Funding, Inc. 1997 Incentive Plan (the "1997 Plan"), pursuant to which certain individuals, including officers and directors of the Company, may be granted awards for incentive stock options, non-statutory stock options, stock awards, performance shares and incentive awards. No such awards have been awarded for the years ended December 31, 1999, 1998 and 1997.

Litigation:Litigation:

Five Lion, Inc. and Lion Investment Limited Partnership vs. Host Funding, Inc.; United States District Court; District of Minnesota, Fifth Division; court file number 98-2154-MJD/RLE.

The Company was named as a defendant in the preceding complaint filed on September 24, 1998. The complaint alleges, among other things, that the Company is obligated to reimburse $150,000 which the plaintiffs paid to the Company for certain due diligence items pursuant to a letter agreement dated February 13, 1998. On January 20, 2000, the plaintiffs obtained a summary judgment for breach of contract with regard to a portion of their claims. It is anticipated that the Company will appeal the summary judgment; however, the Company has accrued the full $150,000.00 in the consolidated financial statements of the Company.

Auburn Equity Partners vs. BH-Auburn, L.P. and Host Funding, Inc., Case No. 99 CVE-04-2725, and Findlay Equity Partners vs. BH-Findlay, L.P., Case No. 99CVH-04-2726.

The Company was named as a defendant in the preceding complaints filed on April 1, 1999. The complaints were filed based upon the default by BH-Auburn, L.P. and BH-Findlay, L.P. (collectively, the "Partnerships") of their respective payment obligations under two seller promissory notes (the "Country Hearth Notes") delivered to the respective plaintiffs in partial payment of the purchase price for the Company Hotels located in Findlay, Ohio and Auburn, Indiana. The Company was named as a defendant in both complaints based upon the Company's guaranty of the payment of the Country Hearth Notes. On July 30, 1999, a judgment was rendered in favor of the plaintiffs against the Partnerships and the Company in the approximate aggregate amount of $1,550,000.00. The obligations of B-H Findlay under the seller promissory note, both principal and interest, related to the Company Hotel located in Findlay, Ohio in the approximate settlement amount of $650,000.00 were satisfied in full from the proceeds of the sale of the property. The Company guaranty continues to secure the obligations and judgment lien of B-H Auburn, L.P., in the approximate amount of $800,000.00.

Vance Linge  vs. Joseph Clarence  Kuntz;   Vira Louis  Shamman;  Louis  Shamman;
RPD Hotels 18, LLC/Vagabond Inns; City of San Diego; CrossHost, Inc.; et al, Case No. 730228.

CrossHost, Inc., a wholly owned subsidiary of the Company, and RPD Mission Bay, LLC, and RPD Hotels 18, LLC ("RPD"), the Company's operators of the Company Hotel located in Mission Bay, California, were named as defendants in the preceding complaint filed August 4, 1999. The complaint alleges, among other things, that inadequate safety precautions led in part to the occurrence of a traffic accident and related personal injuries on the public thoroughfare adjacent to the Company Hotel. The lawsuit is being defended on behalf of CrossHost, Inc. by the insurance carrier of RPD.

The Company is a party to other, non-material legal proceedings through the normal course of business. The Company does not anticipate the losses, if any, will have a material impact on the financial position or results of operations.

Advisory Agreement:

Effective January 1, 2000, the Company entered into an Advisory Agreement with MacKenzie Patterson, Inc. ("MPI") pursuant to which the Company engaged MPI as the external advisor of the Company. Under the Advisory Agreement, the Company appointed MPI as the Company's exclusive agent to supervise the day-to-day operations of the Company, including, overseeing the lessees of the Company Hotels, serving as the Company's advisor and consultant in connection with the administrative, policy and investment decisions made by the Board of Directors of the Company, and performing or supervising the various administrative and accounting functions necessary for the management of the Company. The Company agreed to pay MPI an advisory fee of $350,000 per year for the advisory and administrative services provided by MPI under the Advisory Agreement. In order to implement the responsibilities of MPI under the Advisory Agreement, the principal offices of the Company were relocated to Moraga, California in January, 2000. Mr. C.E. Patterson, Chief Executive Officer of the Company, and Mr. Glen Fuller, Chief Operating Officer of the Company, are also executive officers and directors of MPI. MPI is also the direct or indirect beneficial owner of 621,838 shares of the Class "A" Common Stock and 500,000 shares of the Series "A" Convertible Preferred Stock of the Company.

NOTE  6.   INCOME  TAXES

The primary components of the Company's deferred income tax liabilities and assets as of December 31, 1999 were as follows:

                                    1999              1998             1997
                                    ----              ----             ----
Deferred Tax Liabilities
Depreciation                      $ 250,000         $   360,000      $  284,000

Total Deferred Tax Liabilities    $ 250,000         $   360,000      $  284,000
                                  =========         ===========      ==========

Deferred Tax Assets
         Accrued Expenses         $    67,000       $    67,000      $  109,000
         Net Operating Loss       $ 1,677,000       $   825,000      $  499,000
         Impairment Loss          $                 $   173,000      $
                                   --------------   -----------      ----------

Total Deferred Tax Assets         $ 1,744,000       $1,065,000       $  608,000
                                  ===========       ==========       ==========

Net Deferred Tax Assets           $ 1,494,000       $   705,000      $  324,000
Valuation Allowance               $ (1,494,000      $(  705,000)     $( 324,000)
                                  ------------      -----------      ----------

                                          -0-              -0-              -0-
                                   ============================================

     At December 31, 1999, the Company had approximately $ 4,300,000 of net operating loss carry forwards, which will expire -- between December 31, 2010 and 2019.

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

The Company, as a requirement under the Internal Revenue Code (the "Code") to elect REIT status, must have no more than five (5) shareholders, who own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding of the Company. The Company had expected to make an election to be treated as a REIT under the provisions of the Code beginning with the 1996 year. As a result, the Company would not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually 95% of its taxable income to its shareholders and complies with certain other requirements. The Company did not satisfy the REIT shareholder requirement as of June 30, 1997, and therefore, did not elect to qualify as a REIT during the 1996 tax year and was subject to the corporate tax provisions. However, at that date, the Company was in a net operating loss position, and has a net deferred tax asset under SFAS 109, Accounting for Income Taxes, that has been fully reserved. The Company's decision not to elect REIT qualification will not adversely affect the stockholders of the Company in that the Company will have no taxable income for the 1999 tax year.



                                                                 HOST FUNDING, INC.
                                                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                 December 31, 1999

SCHEDULE III


                                                                                                       Gross amount at which
                                                Initial Costs                 Costs Subsequent         which Carried at close
                                                  to Company                  to Acquisition                 of period
                                         ----------------------------      -----------------------     -----------------------------

                                                            Buildings and                                             Buildings and
Description                    Encumbrances       Land      Improvements       Land    Improvements       Land        Improvements
-----------                    ------------    ----------   --------------   --------- ------------    ----------    --------------

Super 8, Rock Falls, IL        $   (A)           131,627      $   491,711        -      $  5,521        $  131,627     $   497,232
Super 8, Somerset, KY              (A)           170,000          449,541        -         5,017           170,000         454,558
Super 8, Miner, MO                 (A)           187,660          461,494        -        17,655           187,660         479,149
Super 8, Poplar Bluff, MO          (A)           153,000          410,515        -        23,534           153,000         434,049
Super 8, San Diego, CA             (A)           702,500        1,826,500        -        86,230           702,500       1,912,730
Sleep Inn, Ocean Springs, MS       (B)           924,162        2,402,821        -        13,247           924,162       2,416,068
Sleep Inn, Destin, FL              (B)           993,429        2,382,915        -       499,278           993,429       2,882,193
Sleep Inn, Sarasota, FL            (B)           834,990        2,170,975        -       288,784           834,990       2,459,759
Sleep Inn, Tallahassee, FL         (B)           710,679        1,847,767        -       231,054           710,679       2,078,821
Super 8, Flagstaff, AZ             (A)         1,321,800        3,436,680        -        29,941         1,321,800       3,466,621
Country Hearth Inn, Auburn, IN   1,709,053       229,896        2,287,655     10,327     208,820           240,223       2,496,475
                               -------------  --------------  -------------  --------- ------------     ----------    ------------
                               $23,002,580    $6,359,743      $18,168,574    $10,327  $1,409,081        $6,370,070    $ 19,577,655
                               =============  =============== =============  ======== =============   ============    =============

                                                                                        Land           $ 6,370,070
                                                                                        Furniture &
                                                                                          equipment      3,579,969       1,153,725
                                                                                                      ------------    -------------
                                                                                                       $29,527,694     $ 3,108,032
                              Accumulated
                              Depreciation &   Year of       Date
Description (cont.)           Amortization     Construction  Acquired    Life
-------------------           --------------   ------------  --------    ----

Super 8, Rock Falls, IL           91,422        1985         4/1/1995      35
Super 8, Somerset, KY             90,433        1985         4/1/1995      35
Super 8, Miner, MO                94,967        1985         4/1/1995      35
Super 8, Poplar Bluff, MO         85,731        1985         4/1/1995      35
Super 8, San Diego, CA           189,786        1987         4/22/1995     35
Sleep Inn, Ocean Springs, MS     262,314        1995         9/13/1996     35
Sleep Inn, Destin, FL            280,960        1992         9/13/1996     35
Sleep Inn, Sarasota, FL          235,439        1993         9/13/1996     35
Sleep Inn, Tallahassee, FL       202,414        1994         9/13/1996     35
Super 8, Flagstaff, AZ           273,682        1985         3/14/1997     35
Country Hearth Inn, Auburn, IN   147,159        1987        10/21/1997     35
                              ----------
                              $1,954,307

     (A)CrossHost hotel assets are cross collateralized and encumbered by a first mortgage note payable with an outstanding principal balance of $12,388,055 at December 31, 1999.

     (B) Host Ventures hotel assets are cross collateralized and encumbered by a first mortgage note payable with an outstanding principal balance of $8,905,472 at December 31, 1999.

                                       65