Form 10-Q
period 2000-03-31
HOST FUNDING INC
filed 2000-05-22
CIK 945980

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Indicate the number of shares outstanding of each of the Company's classes of Common Stock, as the latest practicable date.

         As of April 30, 2000, the Company had 1,720,000 shares of Class "A" Common Stock outstanding.

                                TABLE OF CONTENTS


Item Number                                                                 Page

                                     PART I

1.       Financial Statements                                                  2

2.       Managements Discussion and Analysis of Financial
         Condition and Results of Operations                                  11


                                    PART II

1.       Legal Proceedings                                                    14

2.       Changes in Securities                                                16

3.       Defaults Upon Senior Securities                                      16

4.       Submission of Matters to a Vote of Security Holders                  16

5.       Other Information                                                    16

6.       Exhibits and Reports on Form 8-K                                     16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               HOST FUNDING, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
--------------------------------------------------------------------------------
                                               March 31,        December 31,
                                                2000                1999
--------------------------------------------------------------------------------

                    ASSETS
                    ------

LAND, PROPERTY AND EQUIPMENT - HELD
     FOR INVESTMENT:
          Building and improvements          $17,664,925         $17,664,925
          Furnishings and equipment            3,200,271           3,200,271
          Less accumulated depreciation       (3,068,369)         (2,832,258)
                                             ------------        ------------
                                              17,796,827          18,032,938
          Land                                 5,667,570           5,667,570
                                             ------------        ------------
               Land, property and equipment   23,464,397          23,700,508
                    - held for investment

LAND, PROPERTY AND EQUIPMENT: HELD
     FOR SALE
          Building and improvements            1,912,730           1,912,730
          Furnishings and equipment              379,698             379,698
          Less accumulated depreciation         (275,774)           (275,774)
          Land                                   702,500             702,500
                                             ------------        ------------
               Land, property and equipment
                    - held for sale            2,719,154           2,719,154
                                             ------------        ------------
               Total Land, property and
                    equipment                 26,183,551          26,419,662

CASH AND CASH EQUIVALENTS                        411,591           1,129,115

RESTRICTED CASH                                  357,775             271,341

RENT RECEIVABLE                                   92,971              49,823

DUE FROM RELATED PARTIES                           4,282               4,223

LONG-TERM ADVANCES TO LESSEES                    110,090             110,090

RESTRICTED INVESTMENTS                           288,000             288,000

DEFERRED ADVISORY FEE, NET OF ACCUMULATED
AMORTIZATION OF $62,500 AT MARCH 31, 2000
AND $0 AT DECEMBER 31, 1999                      687,500             750,000

LOAN COMMITMENT FEES, NET OF ACCUMULATED
     AMORTIZATION OF $768,820 AT MARCH
     31, 2000 AND $755,338 AT DECEMBER 31,
     1999                                      1,009,730           1,023,212

FRANCHISE FEES - NET OF ACCUMULATED
     AMORTIZATION OF $30,264 AT MARCH
     31, 2000 AND $21,340 AT DECEMBER 31,
     1999                                         70,736              73,011

PREPAID AND OTHER ASSETS                         497,227             451,573
                                             ------------        ------------
          TOTAL ASSETS                       $29,713,453         $30,570,050
                                             ============        ============


                                                                 Continued


                  The accompanying notes are an integral part
                    of the consolidated financial statements
--------------------------------------------------------------------------------

                               HOST FUNDING, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
--------------------------------------------------------------------------------
                                               March 31,        December 31,
                                                2000                1999
--------------------------------------------------------------------------------

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

LIABILITIES:
LONG-TERM DEBT                               $23,465,186         $23,611,300

SHORT TERM DEBT                                  386,691             386,691

LONG-TERM LEASE DEPOSIT                          588,000             588,000

OPTION DEPOSITS                                   20,000              20,000

ACCOUNTS PAYABLE AND OTHER ACCRUED
     LIABILITIES                                 872,827           1,167,444

ACCRUED INTEREST                                 330,845             311,971

ACCRUED PROPERTY TAXES                           137,159             107,111
                                             ------------        ------------
          Total liabilities                   25,800,708          26,192,517
                                             ------------        ------------
MINORITY INTEREST IN PARTNERSHIPS                 82,170              87,953

     Series A Preferred stock; $0.01 par
       value; $4.00 liquidation perference;
       authorized 2,000,000 shares; issued
       and outstanding 500,000 at March
       31, 2000 and December 31, 1999          1,500,000           1,500,000

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' EQUITY:
     Class A Common stock, $.01 par value;
       authorized 50,000,000 shares; issued
       and outstanding 1,720,000 shares at
       March 31, 2000 and December 31, 1999       18,645              18,645

     Warrants to purchase 500,000 shares of
       Class A Common Stock; exercise price
       $3.00 per share; exercisable any time
       through December 22, 2005                 750,000             750,000

     Additional Paid in Capital                9,160,237           9,160,237
     Accumulated Deficit                      (6,468,066)         (6,011,046)

     Less: Unearned directors' compensation
       net of accumulated amortization of
       $78,973 and $72,403 at March 31,
       2000 and December 31, 1999
       respectively                              (67,027)            (73,597)
                                             ------------        ------------
                                                3,393,789           3,844,239

     Less: Common stock in treasury at cost,
       148,350 and 144,550 shares at
       March 31, 2000 and December 31,
       1999, respectively                     (1,063,214)         (1,054,659)
                                             ------------        ------------

          Total shareholders' equity           2,330,575            2,789,580
                                             ------------        ------------
          TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY           $29,713,453         $30,570,050
                                             ============        ============

                                                                 Concluded

                  The accompanying notes are an integral part
                    of the consolidated financial statements
--------------------------------------------------------------------------------

                               HOST FUNDING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)
--------------------------------------------------------------------------------


                                       2000           1999
                                   ------------   -------------

NET INCOME/LOSS FROM OPERATIONS
     Room revenue                  $   232,418    $
     Operating expenses                131,291
                                   ------------   ------------
     Income from property
          operations                   101,127              -

CORPORATE REVENUES:
     Lease revenue-Lessees             589,387        812,504
     Interest income & Other
          income                        10,354         61,122
                                   ------------   ------------
          Total revenue                599,741        873,626
                                   ------------   ------------

EXPENSES:

     Interest expense, including
          amortization of loan
          costs                        590,611        665,780
     Depreciation and amortization     300,887        282,864
     Administrative expenses - other   180,793        177,746
     Property taxes                     84,810         91,464
     Minority Interest in
          Partnerships                  (5,783)       (14,383)
     Amortization of unearned
          directors' compensation        6,570         13,500
                                   ------------   ------------
          Total expenses             1,157,888      1,216,971
                                   ------------   ------------

     LOSS BEFORE OPTION PAYMENT
     AND TRANSFER OF LEASE TO
     VAGABOND                          (457,020)      (343,345)

      Option payment                          0        500,000
      Costs related to lease
          transfer                            0       (221,138)
                                    ------------   ------------
NET INCOME (LOSS)                   $  (457,020)    $  (64,483)
                                    ============   ============

BASIC AND DILUTED NET INCOME
     (LOSS) PER SHARE               $     (0.27)    $    (0.04)
                                   ==============   ============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING        1,720,000      1,547,195
                                   ==============   ============



                  The accompanying notes are an integral part
                    of the consolidated financial statements
--------------------------------------------------------------------------------
                                       4

                               HOST FUNDING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                           2000           1999
--------------------------------------------------------------------------------

OPERATING ACTIVTIES:
  Net loss                         $    (457,020) $     (64,483)
  Adjustments to reconcile net
     income to net cash (used in)
     provided by operating activities:
     Depreciation and amorti-
     zation                              300,887        271,095
     Amortization of loan fees            13,483         13,851
     Amortization of unearned
       directors' compensation             6,570         13,500
     Stock issued as
       compensation                            -          2,250
     Minority interest in
       partnerships                       (5,783)       (13,851)
  Changes in operating assets
     and liabilities:
     Rent receivable                     (43,148)         9,225
     Rent, interest and other
       receivable - due from
       related party                         (59)        (4,464)
     Prepaid and other assets            (45,654)       (31,621)
     Accounts payable and
       accrued expenses                 (245,697)       (21,034)
                                      -----------    -----------
     Net cash (used in) provided by
       operating activities             (476,421)       174,468
                                      -----------    -----------

INVESTING ACTIVITIES:
   Investment in land, property
     and equipment                              -       (13,610)
   Restricted cash                       (86,434)      (140,142)
                                      -----------    -----------
        Net cash (used in)
          investing activities           (86,434)     (153,752)
                                      -----------    -----------

FINANCING ACTIVITIES:
   Short term debt                            -        (17,004)
   Purchase of Company stock             (8,555)          (413)
   Payments on long-term debt          (146,114)      (143,972)
   Long-term lease deposit                    -        171,947
                                      -----------    -----------
        Net cash (used in)
          provided by financing
          activities                   (154,669)         10,558
                                      -----------    -----------
NET CHANGE IN CASH AND CASH
     EQUIVALENTS                       (717,524)         31,274

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD               1,129,115         66,328
                                      -----------    -----------
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                     $ 411,591     $   97,602
                                      ============  ============

                                                     Continued

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                               HOST FUNDING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                     2000           1999
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
 Cash paid during the period for interst         $  558,254      $  699,187
                                                 ----------      ----------
 Non-cash investing activities:

    Common stock issued as compensation
          Class A common                         $       -       $       10
          Additional paid in capital                     -            2,240
          Salary expense                                 -           (2,250)
                                                 ----------      ----------
          Net non-cash investing activity        $       -       $        -
                                                 ==========      ==========
     Property & equipment additions; repairs
          made by Buckhead to certain
          properties
          Notes and other receivable             $       -      $  (181,606)
          Land, property & equipment                     -          181,606
                                                 ----------      ----------
          Net non-cash investing activity        $       -      $         -
                                                 ==========     ===========

                                                                (Concluded)








                     The accompanying notes are an integral
                 part of the consolidated financial statements
                                       6

Host Funding, Inc.
Notes to Consolidated Financial Statements

         1.       ORGANIZATION AND BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Host Funding, Inc., a Maryland corporation (the "Registrant" or the "Company"), include the accounts of the Company and its consolidated subsidiaries, Host Ventures, Inc. ("Host Ventures"), CrossHost, Inc ("CrossHost"), and Host Enterprises, Inc. ("Enterprises"), and the Company's interest in the Country Hearth Inn located in Auburn, Indiana. The Company is in the business of acquiring motel properties and leasing such properties to professional hotel and motel management companies who operate and manage the Company's hotels. As of March 31, 2000, the Company owned interests located in 11 hotels in 8 states (the "Company Properties").

                  These unaudited  consolidated  financial  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and should be read in accordance therewith. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

         2.       USE OF ESTIMATES

                  The preparation of the financial statements in conforming with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

         3.       NET INCOME/(LOSS) PER SHARE

                  Net Income or Loss per share for the three months ended March 31, 2000 and 1999 is computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is antidilutive.

         4.       TRANSFER OF LEASE AND GRANTING OF OPTION TO PURCHASE:
                  MISSION BAY PROPERTY

                  Effective January 1, 1999, the Company terminated the lease and related franchise agreement on the Super 8 property located in Mission Bay, California (the "Mission Bay Property"). A termination fee of $84,400 was due and paid to the previous lessee. Concurrently with such termination, the Company entered into a lease agreement with RPD 18, LLC ("RPD"), an affiliate of Vagabond Inns, whereby RPD agreed to lease the Mission Bay Property under substantially the same terms and conditions as the previous lessee. In consideration for such transfer, RPD paid the Company a non-refundable fee (the "Mission Bay Lease Fee") in the amount of $500,000. Upon execution of the lease with RPD, RPD converted the Mission Bay Property from a Super 8 motel to a Vagabond Inn. In conjunction with such conversion, the Company paid the amount of $71,000 to the previous franchisor in termination fees. The Mission Bay Lease Fee, the termination fee paid to the previous lessee, the termination fee paid to the previous franchisor, and certain other costs incurred by the Company are all reflected in the Company's Consolidated Statement of Operations. In February 1999, the Company granted an option to purchase the Mission Bay Property to RPD (the "RPD Option") for a purchase price of $3,225,000, which was subsequently exercised by RPD in March 1999.

                  The sale of the Mission Bay Property to RPD resulting from the exercise of the RPD Option has not yet closed due to a dispute relating to the governing deed of trust and the applicable defeasance and release requirements. RPD and the Company, with the knowledge of First Union National Bank (the "Master Servicer"), relied upon the Deed of Trust filed of record in the Recorder's Office of San Diego County on March 17, 1997, as the basis for negotiating the terms of the RPD Option. Additionally, Lennar Partners (the "Special Servicer"), on behalf of the Master Servicer, acknowledged such deed of trust through the Subordination, Non-Disturbance, & Attornment Agreement executed by the Special Servicer in the first quarter 1999. Upon giving notice to the Master Servicer of the exercise of the RPD Option and requesting a release of the Mission Bay Property, the Master Servicer informed the Company that the deed of trust filed of record (the "Recorded Deed of Trust") was an incorrect document. The Master Servicer further informed the Company that the Mission Bay Property could not be released until certain additional release and defeasance requirements set forth in the deed of trust contained in the Master Servicer's files (which the Master Servicer claims is the correct deed of trust) were satisfied by the Company. On June 24, 1999 a second deed of trust was filed of record (the "Slander of Title Deed of Trust"). The Slander of Title Deed of Trust amended and restated the Recorded Deed of Trust. The Company has been informed by the Company's California legal counsel that, unless the Slander of Title Deed of Trust is removed, all defeasance costs may, at a minimum, be negated.

                  5. On    December    22,    1999,     the     Company     sold
                  MacKenzie Patterson, Inc., a California real estate venture capitalist ("MPI"), 500,000 shares of the Series "A" Convertible Preferred Stock, $0.01 par value per share (the "Series "A" Preferred"), of the Company for a purchase price of $1,500,000.00. The proceeds of the sale of the Series "A" Preferred were used by the Company to satisfy current obligations and for working capital. The company also issued to MPI warrants to purchase 500,000 shares of the Class "A" Common Stock of the Company for an exercise price of $3.00 per share, exercisable at any time for a period of six (6) years from December 22, 1999 (the "Warrants"). Concurrently with the purchase of the shares of Series "A" Preferred and the issuance of the Warrants, the Company and MPI entered into an Advisory Agreement pursuant to which MPI assumed the day to day operations of the Company and direction of new investments on behalf of the Company. In order to implement the responsibilities of MPI under the Advisory Agreement, the principal offices of the Company were moved from Dallas, Texas to Moraga, California.

         6.       COMMITMENTS & CONTINGENCIES

                  REIT Status

                  The Company, as a requirement under the Internal Revenue Code (the "Code") to elect REIT status, must have no more than five
                  (5) shareholders, who own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding of the Company. The Company has not satisfied this requirement and therefore, has not elected to qualify as a REIT and currently is subject to the corporate tax provisions. However, the Company has a net deferred tax asset under SFAS 109, Accounting for Income Taxes, that has been fully reserved. The Company's decision not to elect REIT qualification should not adversely affectthe stockholders of the Company in that the Company had no taxable income for the 1999 year and expects no material federal income tax liability for the year ended 2000.

                  FRANCHISE AGREEMENTS

                  The Company has been granted franchise license agreements relating to the Super 8 Motels, Sleep Inns, and Country Hearth Inn owned by the Company or its affiliates for terms expiring in 2005, 2011, and 2012, respectively. Pursuant to the terms of the agreement, the Company is required to pay royalty fees and advertising fees of 5% to 4% and 3% to 1.3%, respectively, reservation fees due under the Sleep Inn agreements of 1.75% of gross room revenue, and reservation fees due under the Country Hearth agreements of 1% of gross room revenues plus $1.00 per each room night generated by the Country Hearth reservation system. Pursuant to the lease agreements for each of the hotel properties owned by the Company, the responsibility for payment of the fees on the

                  Super 8 Motel located in Flagstaff, Arizona has been assigned to Crossroads, as lessee. The Company is not responsible for any franchise costs associated with the Mission Bay Property. The responsibility for payment of the fees on the remaining Company Properties has been assigned to Buckhead or its affiliates.

                  NOTES PAYABLE RELATED TO PROPERTY ACQUISITIONS

                  In May 1999, the Company entered into negotiations to purchase certain properties, located primarily in the southeastern portion of the United States (the "Southeast Properties"). In connection therewith, the Company executed an application with a lender to obtain financing for the Southeast Properties. $140,000 was funded to the lender by an unaffiliated party on behalf of the Company in prepayment of certain due diligence costs related to such financing. In September, 1999 an additional $50,000 was advanced by the same unaffiliated party in partial payment of certain legal fees. Approximately $140,000 in principal and interest was repaid by the issuance of 69,781 shares of the Company's Class A Common Stock in September, 1999. Repayment of the remaining amount of approximately $56,746 is evidenced by two notes payable to the unaffiliated party. Interest accrues on each outstanding balance at an annual interest rate of 12%; and each note matures on December 31, 1999. The holder of the notes may, at the holder's option, elect to receive shares of the Company in full or partial satisfaction of the notes at a per share price of $2.00 per share. As of March 31, 2000 the notes remain unpaid and interest continues to accrue at the stated rate. Management is in discussion with the holder of the notes regarding alternative repayment terms.

         7.       SUBSEQUENT EVENTS

                  Settlement of Litigation

                  The Company was named a defendant in the case styled Five Lion, Inc. and Lion Investment Limited Partnership vs. Host Funding, Inc., United States District Court, District of Minnesota, Fifth Division, Court File No. 98-2154-MJD/RLE filed on September 24, 1998. In January, 2000, the plaintiffs obtained a summary judgement with regard to a portion of their claims. On May 10, 2000, the Company entered into a settlement agreement with the plaintiffs. Said agreement calls for an immediate lump sum payment of $64,276.00 and the execution of a promissory note in the amount of $100,000. The Company recorded an additional liability relative to this matter in the amount of $14,276 to a total of $164,276.

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  This Quarterly Report on Form 10-Q contains or incorporates statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding, among other matters, the Company's growth opportunities, the Company's acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company's financial condition or results of operations. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance, and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied, in such forward-looking statements. Certain factors that might cause a difference in actual results include, but are not limited to, the Company's ability to locate and acquire hotel properties on economically suitable terms and conditions; the Company's dependence upon rental payments from the lessees of the Company's hotel properties for substantially all of the Company's income; the Company's dependence upon the abilities of the lessees of the Company's hotel properties to manage the hotel properties; risks associated with the hotel industry and real estate markets in general; and risks associated with debt financing and its availability.

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


                  Year 2000

                  The Company has addressed the "Year 2000 Problem" and determined that the Company's automated systems are "Y2K Compliant." The lessees and operators of the Company Hotels have also advised the Company that the systems relating to the Company Hotels are "Y2K Compliant." Such compliance includes all front office systems, electronic locks, telephone systems, credit card processing, communications software with primary bankers, motel VCRs, FAX machines, copiers, cash registers, television systems, and elevators, among other systems. If the Company suffers material loss or significant adverse effects to operations resulting from non- compliance, the Company may terminate the related lease due to default by the lessee and execute leases with a new lessee who is "Y2K Compliant."

                  Results of Operations

                  Three Months Ended March 31, 2000 And 1999

                  Occupancy and average room rates of approximately 59% and $48.02 for the Company Properties for the three months ended March 31, 2000 resulted in total sales of approximately $2,215,000 and generated total lease and net operating revenues of approximately $690,000. Occupancy and average room rates of approximately 56% and $46.74 for the Company Properties for the three months ended March 31, 1999 resulted in total sales of approximately $2,260,000, which generated total lease revenues of approximately $812,000. 1999 included sales and revenues of $63,000 from the Findlay, Ohio property subsequently sold in 1999. Lease revenues were negatively impacted in the first quarter of 2000 by reductions to base rent as a result of competition adjustments.

                  Administrative expenses - other were approximately $181,000 and $177,000 for the three month periods ended March 31, 2000 and 1999, respectively, and consisted primarily of the following approximate amounts: advisory fees paid to MPI of $87,000 and $0; insurance of $15,000 and $0; legal fees of $28,000 and $26,000; settlement claims of $40,000 and $0; and other costs of $11,000 and $38,000. Costs incurred in 1999 but included in advisory fee paid to MPI in 2000 were $0 and $113,000.

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

                  On February 1, 2000, the Company purchased 1,100 shares of its Class A Common Stock at the market price of $2.1875 per share. On February 4, 2000, the Company purchased 2,000 shares of its Class A Common Stock at the market price of $2.3125 per share. On March 16, 2000, the Company purchased 700 shares of its Class A Common Stock at the market price of $2.00 per share. These acquisitions increased the Company's Treasury Stock to 148,350 shares purchased at an average price of $7.17.

                  Other than debt service on the Company's loan facilities and notes, the capital expenditures required under the Company Hotel leases or the Company's loan facilities, property taxes on the Company Hotels, and other administrative expenses, the Company is not aware of any demands, commitments, events or uncertainties that will result or are likely to result in a change in the Company's liquidity.

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

                  Item 3. Quantitative and Qualitative Disclosures about Market Risk

                  Information and disclosures regarding market risks applicable to the Company are incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", "Liquidity and Capital Resources", or as contained elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2000.

                            PART II-OTHER INFORMATION

                  Item 1.  Legal Proceedings.


                  Five Lion, Inc. and Lion Investment Limited Partnership vs. Host Funding, Inc.; United States District Court, District of Minnesota, Fifth Division; Court File Number 98-2154-MJD/RLE.

                  As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31,1999, the Company was named as a defendant in the above complaint filed on September 24, 1998. The complaint alleges, among other things, that the Company is obligated to reimburse $150,000 which the plaintiffs paid to the Company for certain due diligence items pursuant to a letter agreement dated February 13, 1998. On January 20, 2000, the plaintiffs obtained a summary judgment for breach of contract with regard to a portion of their claims. On May 10, 2000, the Company entered into a settlement agreement with the plaintiffs in satisfaction of the judgment including pre-judgment interest. The settlement agreement provides for a one time cash payment of $64,276.00 to the plaintiffs accompanied by the execution and delivery of a promissory note in the principal amount of $100,000. The promissory note is payable in 12 equal annual installments of $8,606.64 and is secured by 50,000 shares of the Series "A" Convertible Preferred Stock of the Company.

                  Auburn Equity Partners vs. BH-Auburn, L.P. and Host Funding, Inc., Case No. 99 CVE- 04-2725, and Findlay Equity Partners vs. BH-Findlay, L.P. and Host Funding, Franklin County Common Please Court, Columbus, Ohio, Civil Division, Case No. 99CVH-04-2726.

                  As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company was named as a defendant in the above complaints filed on April 1, 1999. The complaints were filed based upon the default by
                  BH-Auburn, L.P. and BH-Findlay, L.P. (collectively, the "Partnerships") of their respective payment obligations under two seller promissory notes (the "Country Hearth Notes") delivered to the respective plaintiffs in partial payment of the purchase price for the Company Hotels located in Findlay, Ohio and Auburn, Indiana. The Company was named as a defendant in both complaints based upon the Company's guaranty of the payment of the Country Hearth Notes. On July 30, 1999, a judgment was rendered in favor of the plaintiffs against the Partnerships and the Company in the approximate aggregate amount of $1,550,000.00. The obligations of B-H Findlay under the seller promissory note, both principal and interest, related to the Company Hotel located in Findlay, Ohio in the approximate settlement amount of $650,000.00 were satisfied in full from the proceeds of the sale of the property. The Company guaranty continues to secure the obligations and judgment lien of B-H Auburn, L.P., in the approximate amount of $800,000.00.

                  Vance Linge vs. Joseph Clarence Kuntz; Vira Louis Shamman; Louis Shamman; RPD Hotels 18, LLC/Vagabond Inns; City of San Diego; CrossHost, Inc.; et al, Superior Court of the State of California, San Diego County, Case No. 730228.

                  As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, CrossHost, Inc., a wholly owned subsidiary of the Company, and RPD Mission Bay, LLC, and RPD Hotels 18, LLC ("RPD"), the Company's operators of the Company Hotel located in Mission Bay, California, were named as defendants in the above complaint filed August 4, 1999. The complaint alleges, among other things, that inadequate safety precautions led in part to the occurrence of a traffic accident and related personal injuries on the public thoroughfare adjacent to the Company Hotel. The lawsuit is being defended on behalf of CrossHost, Inc. by the insurance carrier of RPD.

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



Dated: May 19, 2000                       HOST FUNDING, INC.


                                  /s/ C. E. Patterson
                                 --------------------------
                                 By: C. E. Patterson
                                 Its:  President and Chief Executive Officer


                                 /s/ Glen Fuller
                                 --------------------------
                                 By: Glen Fuller
                                 Its: Chief Financial and Accounting Officer