Form 10-Q
period 2000-06-30
HOST FUNDING INC
filed 2000-08-22
CIK 945980

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                         Commission file number 1-14280

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


         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Indicate the number of shares outstanding of each of the Company"s classes of Common Stock, as the latest practicable date.

As of June 30, 2000, the Company had 2,720,000 shares of Class "A" Common Stock outstanding.

                                TABLE OF CONTENTS


Item Number                                                            Page

                                     PART I

1.        Financial Statements                                          2

2.        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          11


                    PART II

1.        Legal Proceedings                                            16

2.        Changes in Securities                                        18

3.        Defaults Upon Senior Securities                              18

4.        Submission of Matters to a Vote of Security Holders          18

5.        Other Information                                            18

6.        Exhibits and Reports on Form 8-K                             18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               HOST FUNDING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                               June 30,        December 31,
                                                2000                1999
--------------------------------------------------------------------------------

                    ASSETS
                    ------

REAL ESTATE PROPERTIES:

LAND, PROPERTY AND EQUIPMENT - HELD
     FOR INVESTMENT:
          Building and improvements          $17,664,925         $17,664,925
          Furnishings and equipment            3,200,271           3,200,271
          Less accumulated depreciation       (3,306,569)         (2,832,258)
                                             ------------        ------------
                                              17,558,627          18,032,938
          Land                                 5,667,570           5,667,570
                                             ------------        ------------
               Total land, property
                    and equipment
                    - held for investment     23,226,197          23,700,508

LAND, PROPERTY AND EQUIPMENT - HELD
     FOR SALE:
          Building and improvements            1,912,730           1,912,730
          Furnishings and equipment              379,698             379,698
          Less accumulated depreciation         (275,774)           (275,774)
          Land                                   702,500             702,500
                                             ------------        ------------
               Total land, property
                    and equipment
                    - held for sale            2,719,154           2,719,154

MINORITY INVESTMENT IN HOTEL PROPERTIES        3,190,000                   -
                                             ------------        ------------
               Total real estate properties   29,135,351          26,419,662

CASH AND CASH EQUIVALENTS                        101,709           1,129,115

RESTRICTED CASH                                  594,797             271,341

RENT RECEIVABLE                                   87,109              49,823

DUE FROM RELATED PARTIES                           4,082               4,223

LONG-TERM ADVANCES TO LESSEES                    110,090             110,090

RESTRICTED INVESTMENTS                           288,000             288,000

DEFERRED ADVISORY FEE, NET OF ACCUMULATED
AMORTIZATION OF $125,000 AT JUNE 30, 2000
AND $0 AT DECEMBER 31, 1999                      625,000             750,000

LOAN COMMITMENT FEES, NET OF ACCUMULATED
     AMORTIZATION OF $782,303 AT JUNE
     30, 2000 AND $755,338 AT DECEMBER 31,
     1999                                        996,247           1,023,212

FRANCHISE FEES - NET OF ACCUMULATED
     AMORTIZATION OF $32,539 AT JUNE
     30, 2000 AND $27,989 DECEMBER 31,
     1999                                         68,461              73,011

PREPAID EXPENSES AND OTHER ASSETS                508,954             451,573
                                             ------------        ------------
          TOTAL ASSETS                       $32,519,800         $30,570,050
                                             ============        ============

                                                                 Continued


                  The accompanying notes are an integral part
                    of the consolidated financial statements

                               HOST FUNDING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                               June 30,         December 31,
                                                2000                1999
--------------------------------------------------------------------------------

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

LIABILITIES:
LONG-TERM DEBT                               $23,324,226         $23,611,300

SHORT-TERM DEBT                                  478,584             386,691

LONG-TERM LEASE DEPOSIT                          588,000             588,000

OPTION DEPOSITS                                   20,000              20,000

ACCOUNTS PAYABLE AND OTHER ACCRUED
     LIABILITIES                                 731,107           1,167,444

ACCRUED INTEREST                                 360,985             311,971

ACCRUED PROPERTY TAXES                           179,400             107,111
                                             ------------        ------------

          Total liabilities                   25,682,302          26,192,517
                                             ------------        ------------

MINORITY INTEREST IN PARTNERSHIPS                 81,201              87,953

     Series A Preferred stock; $0.01 par
       value; $4.00 liquidation perference;
       authorized 2,000,000 shares; issued
       and outstanding 500,000 shares at
       June 30, 2000 and December 31, 1999     1,500,000           1,500,000

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' EQUITY:
     Class A Common stock, $.01 par value;
       authorized 50,000,000 shares; issued
       and outstanding 2,720,000 and
       1,720,000 shares at June 30, 2000
       and December 31, 1999, respectively        28,645              18,645

     Warrants to purchase 500,000 shares of
       Class A Common Stock; exercise price
       $3.00 per share; exercisable any time
       through December 22, 2005                 750,000             750,000

     Additional Paid-in Capital               12,340,237           9,160,237
     Accumulated Deficit                      (6,738,914)         (6,011,046)

     Less: Unearned directors' compensation
       net of accumulated amortization of
       $85,543 and $72,403 at June 30,
       2000 and December 31, 1999,
       respectively                              (60,457)            (73,597)
                                             ------------        ------------
                                                6,319,511           3,844,239

     Less: Common stock in treasury at cost,
       148,350 and 144,550 shares at
       June 30, 2000 and December 31,
       1999, respectively                     (1,063,214)         (1,054,659)
                                             ------------        ------------

          Total shareholders' equity           5,256,297            2,789,580
                                             ------------        ------------
          TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY           $32,519,800         $30,570,050
                                             ============        ============

                                                                 Concluded

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                               HOST FUNDING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                             JUNE 30,                      JUNE 30,

                                       2000           1999            2000           1999
                                   ------------   -------------   ------------   ------------
NET INCOME/LOSS FROM OPERATIONS
     Room revenue                  $   231,870              -     $   464,288              -
     Operating expenses                132,163              -         263,454              -
                                   ------------   ------------    ------------   ------------
     Income from property
          operations                    99,707              -         200,834              -

CORPORATE REVENUES:
     Lease revenue-Lessees             761,452      1,006,171       1,350,839      1,818,675
     Interest income and Other
          income                         3,948          2,965          14,302         64,087
                                   ------------   ------------    ------------   ------------
          Total corporate
          revenue                      765,400      1,009,136       1,365,141      1,882,762

                                   ------------   ------------    ------------   ------------
          Total revenue                865,107      1,009,136       1,565,975      1,882,762
                                   ------------   ------------    ------------   ------------

EXPENSES:

     Interest expense, including
          amortization of loan
          costs                        587,146        670,360       1,177,757      1,336,140
     Depreciation and amortization     302,975        230,096         603,862        512,960
     Administrative expenses - other   155,447        254,181         336,240        431,927
     Property taxes                     84,786         91,237         169,596        182,701
     Minority Interest in
          Partnerships                    (969)      (119,396)         (6,752)      (133,779)
     Amortization of unearned
          directors' compensation        6,570         90,695          13,140        104,195
                                   ------------   ------------    ------------   ------------
          Total expenses             1,135,955      1,217,173       2,293,843      2,434,144
                                   ------------   ------------    ------------   ------------

     LOSS BEFORE OPTION PAYMENT,
     TRANSFER OF LEASE TO
     VAGABOND AND VALUATION
     RESERVE                           (270,848)      (208,037)      (727,868)      (551,382)

      Option payment                          -              -              -        500,000
      Costs related to lease
          transfer                            -              -              -       (221,138)
      Valuation Reserve                       -       (520,000)             -       (520,000)
                                    ------------   ------------   ------------   ------------
NET LOSS                            $  (270,848)      (728,037)   $  (727,868)      (792,520)
                                    ============   ============   ============   ============

BASIC AND DILUTED NET LOSS
     PER SHARE                      $     (0.15)         (0.47)   $     (0.42)         (0.51)
                                    ============   ============   ============   ============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING        1,763,956      1,547,195      1,741,978      1,547,207
                                    ============   ============   ============   ============


                  The accompanying notes are an integral part
                    of the consolidated financial statements

                               HOST FUNDING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

                                           2000           1999
--------------------------------------------------------------------------------

OPERATING ACTIVTIES:
  Net loss                         $    (727,868) $    (792,520)
  Adjustments to reconcile net
     income to net cash (used in)
     provided by operating activities:
     Depreciation and amorti-
     zation                              603,862        512,960
     Amortization of loan fees            26,966         27,701
     Amortization of unearned
       directors' compensation            13,140        104,195
     Stock issued as
       compensation                            -          2,250
     Gain from transfer of lease               -       (278,862)
     Minority interest in
       partnerships                       (6,752)      (133,779)
     Impairment loss on assets held
       for sale                                -        520,000
  Changes in operating assets
     and liabilities:
     Rent receivable                     (37,286)        23,604
     Rent, interest and other
       receivable - due from
       related party                         141        (11,467)
     Prepaid and other assets            (57,381)       (40,789)
     Accounts payable and
       accrued expenses                 (315,036)       224,849
                                      -----------    -----------
     Net cash (used in) provided by
       operating activities             (500,214)       158,142
                                      -----------    -----------

INVESTING ACTIVITIES:
   Investment in land, property
     and equipment                             -       (166,221)
   Restricted cash                      (323,456)      (178,437)
   Proceeds related to sale of
     leasing rights                            -        500,000
   Payments related to sale of
     leasing rights                            -       (221,138)
                                      -----------    -----------
        Net cash (used in)
          investing activities          (323,456)       (65,796)
                                      -----------    -----------

FINANCING ACTIVITIES:
   Proceeds from issuance of
     short-term debt                      91,893              -
   Payments on short-term debt                 -        (40,783)
   Purchase of Company stock              (8,555)          (413)
   Payments on long-term debt           (287,074)      (280,582)
   Long-term lease deposit                     -        171,947
                                      -----------    -----------
        Net cash (used in)
          financing activities          (203,736)      (149,831)
                                      -----------    -----------
NET CHANGE IN CASH AND CASH
     EQUIVALENTS                      (1,027,406)       (57,485)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD               1,129,115         66,328
                                      -----------    -----------
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                     $ 101,709     $    8,843
                                     ============  ============

                                                     Continued

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                               HOST FUNDING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

                                                     2000           1999
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
 Cash paid during the period for interst         $1,101,778      $1,259,597
                                                 ----------      ----------
 Non-cash investing activities:

    Common stock issued in exchange
      for investment property
          Class A common                         $   10,000      $        -
          Additional paid in capital              3,180,000               -
          Land, property & equipment             (3,190,000)              -
                                                 ----------      ----------
          Net non-cash investing activity        $       -       $        -
                                                 ==========      ==========

   Common stock issued as compensation
          Class A common                         $       -       $       10
          Additional paid in capital                     -            2,240
          Salary expense                                 -           (2,250)
                                                 ----------      ----------
          Net non-cash investing activity        $       -       $        -
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

                                                                (Concluded)








                     The accompanying notes are an integral
                 part of the consolidated financial statements

Host Funding, Inc.
Notes to Consolidated Financial Statements

         1.       ORGANIZATION AND BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Host Funding, Inc., a Maryland corporation (the "Registrant" or the "Company"), include the accounts of the Company and its consolidated subsidiaries, Host Ventures, Inc. ("Host Ventures"), CrossHost, Inc ("CrossHost"), and Host Enterprises, Inc. ("Enterprises"), and the Company"s interest in the Country Hearth Inn located in Auburn, Indiana. The Company is in the business of acquiring motel properties and leasing such properties to professional hotel and motel management companies who operate and manage the Company"s hotels. As of June 30, 2000, the Company owned interests in 15 hotels located in 8 states and Mexico (the "Company Properties").

                  These unaudited  consolidated  financial  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management of the Registrant, all adjustments necessary for a fair presentation have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and should be read in accordance therewith. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         2.       USE OF ESTIMATES

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

         3.       NET INCOME(LOSS) PER SHARE

                  Net income or loss per share for the six months ended June 30, 2000 and 1999 is computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is antidilutive.

         4.       TRANSFER OF LEASE AND GRANTING OF OPTION TO PURCHASE:
                  MISSION BAY PROPERTY

                  Effective January 1, 1999, the Company terminated the lease and related franchise agreement on the Super 8 property located in Mission Bay, California (the "Mission Bay Property"). A termination fee of $84,400 was due and paid to the previous lessee. Concurrently with such termination, the Company entered into a lease agreement with RPD Mission Bay, LLC ("RPD"), an affiliate of Vagabond Inns, whereby RPD agreed to lease the Mission Bay Property under substantially the same terms and conditions as the previous lessee. In consideration for such transfer, RPD paid the Company a non-refundable fee (the "Mission Bay Lease Fee") in the amount of $500,000. Upon execution of the lease with RPD, RPD converted the Mission Bay Property from a Super 8 motel to a Vagabond Inn. In conjunction with such conversion, the Company paid the amount of $71,000 to the previous franchisor in partial satisfaction of applicable termination fees. The Mission Bay Lease Fee, the termination fee paid to the previous lessee, the termination fee paid to the previous franchisor, and certain other costs incurred by the Company are all reflected in the Company"s Consolidated Statement of Operations. In February 1999, the Company granted an option to purchase the Mission Bay Property to RPD (the "RPD Option") for a purchase price of $3,225,000, which was subsequently exercised by RPD in March 1999.

                  The sale of the Mission Bay Property to RPD resulting from the exercise of the RPD Option has not yet closed due to a dispute relating to the governing deed of trust and the applicable defeasance and release requirements. RPD and the Company, with the knowledge of First Union National Bank (the "Master Servicer"), relied upon the Deed of Trust filed of record in the Recorder"s Office of San Diego County on March 17, 1997, as the basis for negotiating the terms of the RPD Option. Additionally, Lennar Partners (the "Special Servicer"), on behalf of the Master Servicer, acknowledged such deed of trust through the Subordination, Non-Disturbance, & Attornment Agreement executed by the Special Servicer in the first quarter 1999. Upon giving notice to the Master Servicer of the exercise of the RPD Option and requesting a release of the Mission Bay Property, the Master Servicer informed the Company that the deed of trust filed of record (the "Recorded Deed of Trust") was an incorrect document. The Master Servicer further informed the Company that the Mission Bay Property would not be released until certain additional release and defeasance requirements set forth in the deed of trust contained in the Master Servicer"s files (which the Master Servicer claims is the correct deed of trust) were satisfied by the Company. On June 24, 1999 a second deed of trust was filed of record (the "Slander of Title Deed of Trust"). The Slander of Title Deed of Trust purportedly amended and restated the Recorded Deed of Trust. The Company has been informed by the Company"s California legal counsel that, unless the Slander of Title

                  Deed of Trust is removed or negated, all defeasance costs would be negated.

         5.       SALE OF CONVERTIBLE PREFERRED STOCK

                  On December 22, 1999, the Company sold to MacKenzie Patterson, Inc., a California real estate venture capitalist ("MPI"), 500,000 shares of the Series "A" Convertible Preferred Stock, $0.01 par value per share (the "Series "A" Preferred"), of the Company for a purchase price of $1,500,000. The proceeds of the sale of the Series "A" Preferred were used by the Company to satisfy current obligations and for working capital. The company also issued to MPI warrants to purchase 500,000 shares of the Class "A" Common Stock of the Company for an exercise price of $3.00 per share, exercisable at any time for a period of six (6) years from December 22, 1999 (the "Warrants").
                  Concurrently with the purchase of the shares of Series "A" Preferred and the issuance of the Warrants, the Company and MPI entered into an Advisory Agreement pursuant to which MPI assumed the day to day operations of the Company and direction of new investments on behalf of the Company. In order to implement the responsibilities of MPI under the Advisory Agreement, the principal offices of the Company were moved from Dallas, Texas to Moraga, California.

         6.       COMMITMENTS & CONTINGENCIES

                  REIT Status

                  The Company, as a requirement under the Internal Revenue Code (the "Code") to elect REIT status, must have no more than five
                  (5) shareholders, who own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding of the Company. The Company has not satisfied this requirement and therefore, has not elected to qualify as a REIT and currently is subject to the corporate tax provisions. However, the Company has a net deferred tax asset under SFAS 109, Accounting for Income Taxes, that has been fully reserved. The Company"s decision not to elect REIT qualification should not adversely affect the stockholders of the Company in that the Company had no taxable income for the 1999 year and expects no material federal income tax liability for the year ended 2000.

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

                  Notes Payable Related To Property Acquisitions

                  In May 1999, the Company entered into negotiations to purchase certain properties, located primarily in the southeastern portion of the United States (the "Southeast Properties"). In connection therewith, the Company executed an application with a lender to obtain financing for the Southeast Properties. On behalf of the Company, an unaffiliated party funded $140,000 to the lender in prepayment of certain due diligence costs related to such financing. In September, 1999 an additional $50,000 was advanced by the same unaffiliated party in partial payment of certain legal fees. Approximately $140,000 in principal and interest was repaid by the issuance of 69,781 shares of the Company"s Class A Common Stock in September, 1999. Repayment of the remaining amount of approximately $62,050 is evidenced by two notes payable to the unaffiliated party. Interest accrues on each outstanding balance at an annual interest rate of 12%; and each note matures on December 31, 1999. The holder of the notes may, at the holder"s option, elect to receive shares of the Company in full or partial satisfaction of the notes at a per share price of $2.00 per share. As of June 30, 2000 the notes remain unpaid and interest continues to accrue at the stated rate. Management is in discussion with the holder of the notes regarding alternative repayment terms.

                  The Company was  named  a defendant  in the  case styled  Five
                  Lion, Inc. and Lion Investment Limited Partnership vs. Host Funding, Inc., United States District Court, District of Minnesota, Fifth Division, Court File No. 98-2154-MJD/RLE filed on September 24, 1998. In January 2000, the plaintiffs obtained a summary judgement with regard to a portion of their claims. On May 10, 2000, the Company entered into a settlement agreement with the plaintiffs. As of June 30, 2000 the Company has satisfied all current obligations to Five Lions and has an outstanding balance due of $91,894.

         7.       SUBSEQUENT EVENTS

                  The Company's auditors, PriceWaterhouse Coopers ("PWC"), elected to resign as independent accountant and auditor effective July 10, 2000 based upon an internal evaluation of risk, economics and resource allocation. There were no disagreements with PWC relating to accounting principles, practices or disclosures. The independent accountant's report on the Company's consolidated financial statements did not contain an adverse opinion or a disclaimer of opinion and was not qualified in any way. On August 14, 2000 the Company's Audit Committee approved the engagement of Regalia & Associates Certified Public Accountants as independent accountant and auditor.

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  This Quarterly Report on Form 10-Q contains or incorporates statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding, among other matters, the Company"s growth opportunities, the Company"s acquisition strategy, regulatory matters pertaining to compliance with governmental regulations and other factors affecting the Company"s financial condition or results of operations. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance, and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied, in such forward-looking statements. Certain factors that might cause a difference in actual results include, but are not limited to, the Company"s ability to locate and acquire hotel properties on economically suitable terms and conditions; the Company"s dependence upon rental payments from the lessees of the Company"s hotel properties for substantially all of the Company"s income; the Company"s dependence upon the abilities of the lessees of the Company"s hotel properties to manage the hotel properties; risks associated with the hotel industry and real estate markets in general; and risks associated with debt financing and its availability.

                  Recent Developments

                  The Company acquired interests in four Mexican Hotel Properties from Bufete Grupo Internacional S.E. de C.V, ("Bufete")a Mexican company which controls several dozen hotel properties in Mexico, in exchange for 1,000,000 shares of the Company's Class A Common Stock. Bufete has guaranteed that the Interests exchanged for the common stock have a value of $3,000,000 and has further guaranteed that distributions from the interests to the Company will be at least $450,000 per year. Additionally, Bufete contracted to purchase the Company's 500,000 shares of Series A Preferred Stock from MacKenzie Patterson, Inc. giving Bufete a beneficial interest in the Company of approximately 55%. The purchase of the Series A Preferred Stock did not close on the contractual closing date of June 30, 2000. MPI terminated negotiations with Bufete and does not expect to resume negotiations.


                  Year 2000

                  The Company has addressed the "Year 2000 Problem" and determined that the Company"s automated systems are "Y2K Compliant." The lessees and operators of the Company Hotels have also advised the Company that the systems relating to the Company Hotels are "Y2K Compliant." Such compliance includes all front office systems, electronic locks, telephone systems, credit card processing, communications software with primary bankers, motel VCRs, FAX machines, copiers, cash registers, television systems, and elevators, among other systems. If the Company suffers material loss or significant adverse effects to operations resulting from non-compliance, the Company may terminate the related lease due to default by the lessee and execute leases with a new lessee who is "Y2K Compliant".


                  Changes in Financial Condition

                  Six months ended June 30, 2000:

                  The Company completed the acquisition of interests in four Mexican Hotel Properties from Bufete Grupo Internacional S.E. de C.V, ("Bufete") in exchange for 1,000,000 shares of the Company's Class A Common Stock. Bufete has guaranteed that the Interests exchanged for the common stock have a value of $3,000,000 and has further guaranteed that distributions from the interests to the Company will be at least $450,000 per year.

                  As of June 30, 2000 cash, cash equivalents and restricted cash were approximately $697,000. As of December 31, 1999 cash, cash equivalents and restricted cash were approximately $1,400,000. The decrease was due primarily to the payment of past-due payables and the Company's contributions necessary to satisfy current mortgage obligations on the Hotel properties.

                  Results of Operations

                  Three months ended June 30, 2000 and 1999:

                  Occupancy and average room rates of approximately 58% and $49.67 for the Company Properties for the three months ended June 30, 2000 resulted in total sales of approximately $2,225,000 and generated total lease and net operating revenues of approximately $861,000. Occupancy and average room rates of 68% and $48.83 for the Company Properties for the three months ended June 30, 1999 resulted in total sales of approximately $2,824,000, which generated total lease revenues of approximately $1,006,000. Lease revenues for the three months ended June 30, 2000 were negatively impacted approximately $85,000 by reductions to base rent as a result of competition adjustments. Results for the three months ended June 30, 1999 included sales and revenues of $112,000 from the Findlay, Ohio property sold in November, 1999 and were negatively impacted $520,000 by the impairment reserve recorded relative to the Findlay, Ohio property sold in November, 1999.

                  Administrative expenses - other were approximately $155,000 and $254,000 for the three month periods ended June 30, 2000 and 1999, respectively, and consisted primarily of the following approximate amounts: advisory fees of $88,000 and $0; insurance of $15,000 and $0; legal fees of $51,000 and $45,000; and other costs of $1,000 and $45,000. Costs incurred in 1999 but included in advisory fee to MPI in 2000 were $0 and $164,000.



                  Six months ended June 30, 2000 and 1999

                  Occupancy  and  average  room rates of  approximately  58% and
                  $49.21 for the Company Properties for the six months ended June 30, 2000 resulted in total sales of approximately $4,440,000 and generated total lease and net operating revenues of approximately $1,552,000. Occupancy and average room rates of approximately 62% and $47.94 for the Company Properties for the six months ended June 30, 1999 resulted in total sales of approximately $5,168,000, which generated total lease revenues of approximately $1,819,000. Lease revenues for the six months ended June 30, 2000 were negatively impacted approximately $164,000 by reductions to base rent as a result of competition adjustments. Results for the six months ended June 30, 1999 included sales and revenues of $175,000 from the Findlay, Ohio property which was sold in November, 1999.

                  Administrative expenses - other were approximately $336,000 and $432,000 for the six month periods ended June 30, 2000 and 1999, respectively, and consisted primarily of the following approximate amounts: advisory fees of $175,000 and $0;
                  insurance of $30,000 and $0; legal fees of $79,000 and $71,000; settlement claims of $40,000 and $0; and other costs of $12,000 and $84,000. Costs incurred in 1999 but included in advisory fee to MPI in 2000 were $0 and $277,000.

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

                  Item 3. Quantitative and Qualitative Disclosures about Market Risk

                  Information and disclosures regarding market risks applicable to the Company are incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", "Liquidity and Capital Resources", or as contained elsewhere in this Quarterly Report on Form 10-Q for the six months ended June 30, 2000.

                            PART II-OTHER INFORMATION

                  Item 1.  Legal Proceedings.

                  Five Lion, Inc. and Lion Investment Limited Partnership vs. Host Funding, Inc.; United States District Court, District of Minnesota, Fifth Division; Court File Number 98-2154-MJD/RLE.

                  As previously disclosed in the Company"s Quarterly Report on Form 10-Q for the three months ended March 31, 2000, the Company was named as a defendant in the above complaint filed on September 24, 1998. The complaint alleges, among other things, that the Company is obligated to reimburse $150,000 which the plaintiffs paid to the Company for certain due diligence items pursuant to a letter agreement dated February 13, 1998. On January 20, 2000, the plaintiffs obtained a summary judgment for breach of contract with regard to a portion of their claims. On May 10, 2000, the Company entered into a settlement agreement with the plaintiffs in satisfaction of the judgment including pre-judgment interest. The settlement agreement provides for a one time cash payment of $64,276.00 to the plaintiffs accompanied by the execution and delivery of a promissory note in the principal amount of $100,000. The promissory note is payable in 12 equal annual installments of $8,606.64 and is secured by 50,000 shares of the Series "A" Convertible Preferred Stock of the Company.

                  Auburn Equity Partners vs. BH-Auburn, L.P. and Host Funding, Inc., Case No. 99 CVE-04-2725, and Findlay Equity Partners vs. BH-Findlay, L.P. and Host Funding, Franklin County Common Please Court, Columbus, Ohio, Civil Division, Case No. 99CVH-04-2726.

                  As previously disclosed in the Company"s Quarterly Report on Form 10-Q for the three months ended March 31, 2000, the Company was named as a defendant in the above complaints filed on April 1, 1999. The complaints were filed based upon the default by BH-Auburn, L.P. and BH-Findlay, L.P. (collectively, the "Partnerships") of their respective payment obligations under two seller promissory notes (the "Country Hearth Notes") delivered to the respective plaintiffs in partial payment of the purchase price for the Company Hotels located in Findlay, Ohio and Auburn, Indiana. The Company was named as a defendant in both complaints based upon the Company"s guaranty of the payment of the Country Hearth Notes. On July 30, 1999, a judgment was rendered in favor of the plaintiffs against the Partnerships and the Company in the approximate aggregate amount of $1,550,000.00. The obligations of B-H Findlay under the seller promissory note, both principal and interest, related to the Company Hotel located in Findlay, Ohio in the approximate settlement amount of $650,000.00 were satisfied in full from the proceeds of the sale of the property. The Company guaranty continues to secure the obligations and judgment lien of BH-Auburn, L.P., in the approximate amount of $806,000.00.

                  Vance Linge vs. Joseph Clarence Kuntz; Vira Louis Shamman; Louis Shamman; RPD Hotels 18, LLC/Vagabond Inns; City of San Diego; CrossHost, Inc.; et al, Superior Court of the State of California, San Diego County, Case No. 730228.

                  As previously disclosed in the Company"s Quarterly Report on Form 10-Q for the three months ended March 31, 2000, CrossHost, Inc., a wholly owned subsidiary of the Company, and RPD Mission Bay, LLC, and RPD Hotels 18, LLC ("RPD"), the Company"s operators of the Company Hotel located in Mission Bay, California, were named as defendants in the above complaint filed August 4, 1999. The complaint alleges, among other things, that inadequate safety precautions led in part to the occurrence of a traffic accident and related personal injuries on the public thoroughfare adjacent to the Company Hotel. On April 10, 2000 CrossHost was dismissed from the lawsuit.

                  Super 8 Motels, Inc. v. Host Funding, Inc.; United States District Court, Southern District of California; Case No. CV-01163-E.

                  The Company was named as a defendant in the above complaint filed on June 8, 2000. The complaint alleges, among other things, that the Company breached its franchise agreement with Super 8 relating to the Company Hotel located in Mission Bay, California. The alleged breach occurred based upon the lease by the Company to RPD 18, LLC of the Mission Bay Hotel and subsequent conversion of the Mission Bay Hotel by RPD to a Vagabond Inn. The suit alleges that upon conversion of the Mission Bay Hotel to a Vagabond Inn the Company was obligated to pay Super 8 a franchise termination fee of approximately $287,000. The Company intends to vigorously defend the lawsuit.

                  Crosshost, Inc. ("Crosshost") v. Credit Suisse First Boston Mortgage Capital, LLC ("CSFB") et. al.

                  Crosshost, Inc., a wholey-owned subsidiary of the Company, is plaintiff in the above complaint filed in California Superior Court, San Diego County on April 20, 2000, Case No. GIC 747127. The complaint is for declaratory relief, breach of contract and other causes of action arising out of defendants' failure to reconvey real property owned by plaintiff and encumbered by a Deed of Trust in favor of defendants. Plaintiff entered into a lease and option agreement with RPD Mission Bay LLC with respect to the property encumbered by the Deed of Trust. RPD excercised its option to purchase, and plaintiff tendered the amount due under the note and Deed of Trust. However, defendants demanded that plaintiff pay a prepayment penalty in addition to the amount tendered, notwithstanding that the note and the Deed of Trust did not provide for such a prepayment penalty. Plaintiff has refused to pay the prepayment penalty demanded by defendants. As a result of defendant's failure to reconvey the Deed of Trust, plaintiff is now in default under the contract to sell the property to RDP. No significant activity has yet occurred in the case.


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

                           3.3 Articles Supplementary filed with the State Department of Assessments and Taxation of the State of Maryland on December 20, 1999 (incorporated by reference to Exhibit 2.3 to Company"s Report on Form 8-K filed on January 6, 2000).

                           4.1 Form of Share Certificate (incorporated by reference to Exhibit 4.1 to Company's Amendment No. 8 to Form S-11, effective April 17, 1996).

                           4.2 Form of Series A Warrant dated effective as of February 3, 1997 (incorporated by reference to Exhibit 4.2 to Company's Annual Report on Form 10-K filed on June 30, 1997).

                           4.3 Form of Series B Warrant dated effective as of February 3, 1997 (incorporated by reference to Exhibit 4.3 to Company's Annual Report on Form 10-K filed on June 30, 1997).

                           4.4 Form of Common Stock Warrant dated effective as of December 22, 1999 (incorporated by reference to Exhibit 2.4 to Company's Report on Form 8-K filed on January 6, 2000).

                           10.1 Letter Agreement dated effective as of June 27, 2000 by and among Bufete Grupo
                                  Internacional, S.A. de C.V., Hotel International Advisors, LLC and Host Funding, Inc. (incorporated by reference to Exhibit 2.1 to Company's Report on Form 8-K filed on July 17, 2000).

                           10.2 Investment Letter Agreement dated effective as of June 22, 2000 executed by Hotel International Advisors, LLC (incorporated by reference to Exhibit 2.2 to Company's Report on 8-K filed on July 17, 2000).

                           27     Financial Data Schedule.

                  (b)      Reports on Form 8-K

                           (i) The company filed a report on Form 8-K on July 17, 2000 and an amended report on Form 8-K/A on July 27, 2000. The filings disclosed the resignation of PriceWaterhouse Coopers LLP as the independent auditors of the Company.

                           (ii) The Company filed a report on Form 8-K on July 17, 2000 which disclosed the acquisition by the Company of interests in four Mexican hotel properties in exchange for 1,000,000 shares of the Class A Common Stock of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacity as the Registrant"s President and Chief Executive Officer and Chief Financial and Accounting Officer, respectively.



Dated: August 22, 2000         HOST FUNDING, INC.


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