Form 10-Q
period 2000-09-30
HOST FUNDING INC
filed 2000-11-14
CIK 945980

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       ---    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                         Commission file number 1-14280

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

                                 (925) 631-7929
                (Company"s Telephone Number, Including Area Code)


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

As of September 30, 2000, the Company had 2,650,219 shares of Class "A" Common Stock outstanding.

                                TABLE OF CONTENTS


Item Number                                                          Page

                   PART I

1.       Financial Statements                                          2

2.       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          12


                   PART II

1.       Legal Proceedings                                            17

2.       Changes in Securities                                        19

3.       Defaults Upon Senior Securities                              19

4.       Submission of Matters to a Vote of Security Holders          19

5.       Other Information                                            19

6.       Exhibits and Reports on Form 8-K                             19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               HOST FUNDING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                            September 30,        December 31,
                                                2000                1999
--------------------------------------------------------------------------------

                    ASSETS
                    ------

REAL ESTATE PROPERTIES:
 LAND, PROPERTY AND EQUIPMENT - HELD
     FOR INVESTMENT:
          Building and improvements          $17,664,925         $17,664,925
          Furnishings and equipment            3,356,456           3,200,271
          Less accumulated depreciation       (3,543,725)         (2,832,258)
                                             ------------        ------------
                                              17,477,656          18,032,938
          Land                                 5,667,570           5,667,570
                                             ------------        ------------
               Total land, property
                    and equipment
                    - held for investment     23,145,226          23,700,508

LAND, PROPERTY AND EQUIPMENT - HELD
     FOR SALE:
          Building and improvements            1,912,730           1,912,730
          Furnishings and equipment              379,698             379,698
          Less accumulated depreciation         (275,774)           (275,774)
          Land                                   702,500             702,500
                                             ------------        ------------
               Total land, property
                    and equipment
                    - held for sale            2,719,154           2,719,154

MINORITY INVESTMENT IN HOTEL PROPERTIES        3,190,000                   -
                                             ------------        ------------
               Total real estate properties   29,054,380          26,419,662

CASH AND CASH EQUIVALENTS                          6,035           1,129,115

RESTRICTED CASH                                  629,915             271,341

RENT RECEIVABLE                                  273,766              49,823

DUE FROM RELATED PARTIES                           3,557               4,223

LONG-TERM ADVANCES TO LESSEES                    110,090             110,090

RESTRICTED INVESTMENTS                           288,000             288,000

DEFERRED ADVISORY FEE, NET OF ACCUMULATED
     AMORTIZATION OF $187,500 AT SEPTEMBER
     30, 2000 AND $0 AT DECEMBER 31, 1999        562,500             750,000

LOAN COMMITMENT FEES, NET OF ACCUMULATED
     AMORTIZATION OF $795,786 AT SEPTEMBER
     30, 2000 AND $755,338 AT DECEMBER 31,
     1999                                        982,764           1,023,212

FRANCHISE FEES - NET OF ACCUMULATED
     AMORTIZATION OF $34,813 AT SEPTEMBER
     30, 2000 AND $27,989 DECEMBER 31,
     1999                                         66,187              73,011

PREPAID EXPENSES AND OTHER ASSETS                493,786             451,573
                                             ------------        ------------
          TOTAL ASSETS                       $32,470,980         $30,570,050
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

                                            September 30,        December 31,
                                                2000                1999
--------------------------------------------------------------------------------

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

LIABILITIES:
LONG-TERM DEBT                               $23,179,893         $23,611,300

SHORT-TERM DEBT                                  739,505             386,691

LONG-TERM LEASE DEPOSIT                          588,000             588,000

OPTION DEPOSITS                                   20,000              20,000

ACCOUNTS PAYABLE AND OTHER ACCRUED
     LIABILITIES                                 843,548           1,167,444

ACCRUED INTEREST                                 428,880             311,971

ACCRUED PROPERTY TAXES                           248,222             107,111
                                             ------------        ------------

          Total liabilities                   26,048,048          26,192,517
                                             ------------        ------------

MINORITY INTEREST IN PARTNERSHIPS                 79,215              87,953

     Series A Preferred stock; $0.01 par
       value; $4.00 liquidation perference;
       authorized 2,000,000 shares; issued
       and outstanding 500,000 shares at
       September 30, 2000 and December 31,
       1999                                    1,500,000           1,500,000

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' EQUITY:
     Class A Common stock, $.01 par value;
       authorized 50,000,000 shares; issued
       and outstanding 2,720,000 and
       1,720,000 shares at September 30, 2000
       and December 31, 1999, respectively        28,645              18,645

     Warrants to purchase 500,000 shares of
       Class A Common Stock; exercise price
       $3.00 per share; exercisable any time
       through December 22, 2005                 750,000             750,000

     Additional Paid-in Capital               12,340,237           9,160,237
     Accumulated Deficit                      (7,018,502)         (6,011,046)

     Less: Unearned directors' compensation
       net of accumulated amortization of
       $92,113 and $72,403 at September 30,
       2000 and December 31, 1999,
       respectively                              (53,887)            (73,597)
                                             ------------        ------------
                                                6,046,493           3,844,239

     Less: Common stock in treasury at cost,
       218,131 and 144,550 shares at
       September 30, 2000 and December 31,
       1999, respectively                     (1,202,776)         (1,054,659)
                                             ------------        ------------

          Total shareholders' equity           4,843,717            2,789,580
                                             ------------        ------------
          TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY           $32,470,980         $30,570,050
                                             ============        ============

                                                                 Concluded

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                               HOST FUNDING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                          SEPTEMBER 30,                  SEPTEMBER 30,

                                       2000           1999            2000           1999
                                   ------------   -------------   ------------   ------------
NET INCOME/LOSS FROM OPERATIONS
     Room revenue                  $   200,795              -     $   665,083              -
     Operating expenses                128,747              -         392,201              -
                                   ------------   ------------    ------------   ------------
     Total income from property
          operations                    72,048              -         272,882              -

CORPORATE REVENUES:
     Lease revenue-Lessees             838,519      1,151,497       2,189,358      2,970,172
     Interest income and other
          income                         5,606          6,521          19,908         70,609
                                   ------------   ------------    ------------   ------------
          Total corporate
          revenues                     844,125      1,158,018       2,209,266      3,040,781

                                   ------------   ------------    ------------   ------------
          Total revenue                916,173      1,158,018       2,482,148      3,040,781
                                   ------------   ------------    ------------   ------------

EXPENSES:
     Interest expense, including
          amortization of loan
          costs                        615,965        675,766       1,793,722      2,011,907
     Depreciation and amortization     301,931        234,078         905,793        747,038
     Administrative expenses - other   188,519        207,526         524,759        622,072
     Director fees                           -         83,800               -         88,700
     Property taxes                     84,762         91,174         254,358        273,875
     Minority Interest in
          Partnerships                  (1,986)         7,812          (8,738)      (125,967)
     Amortization of unearned
          directors' compensation        6,570          4,916          19,710        109,111
                                   ------------   ------------    ------------   ------------
          Total expenses             1,195,761      1,305,072       3,489,604      3,726,736
                                   ------------   ------------    ------------   ------------

     LOSS BEFORE OPTION PAYMENT,
     TRANSFER OF LEASE TO
     VAGABOND AND VALUATION
     RESERVE                           (279,588)      (147,054)    (1,007,456)      (685,955)

     Relinquished project cost                -       (247,889)             -       (260,369)
      Option payment                          -              -              -        500,000
      Costs related to lease
          transfer                            -              -              -       (221,138)
      Valuation Reserve                       -              -              -       (520,000)
                                    ------------   ------------   ------------   ------------
NET LOSS                            $  (279,588)      (394,943)   $(1,007,456)    (1,187,462)
                                    ============   ============   ============   ============

BASIC AND DILUTED NET LOSS
     PER SHARE                      $     (0.10)         (0.25)   $     (0.49)         (0.76)
                                    ============   ============   ============   ============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING        2,673,732      1,597,173      2,054,830      1,558,378
                                    ============   ============   ============   ============


                  The accompanying notes are an integral part
                    of the consolidated financial statements

                               HOST FUNDING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                           2000           1999
--------------------------------------------------------------------------------

OPERATING ACTIVTIES:
  Net loss                         $  (1,007,456) $  (1,187,462)
  Adjustments to reconcile net
     income to net cash (used in)
     provided by operating activities:
     Depreciation and amortization       905,793        747,038
     Amortization of loan fees            40,488         41,552
     Amortization of unearned
       directors' compensation            19,710        109,111
     Stock issued as compensation              -          2,250
     Gain from transfer of lease               -       (278,862)
     Minority interest in
       partnerships                       (8,738)      (125,967)
     Impairment loss on assets held
       for sale                                -        520,000
     Common stock issued to directors
       for director fees                       -         82,500
     Common stock issued in payment
       of interest                             -         19,335
  Changes in operating assets
     and liabilities:
     Rent receivable                    (223,943)          (415)
     Rent, interest and other
       receivable - due from
       related party                         666        (24,172)
     Prepaid and other assets            (42,213)       (70,206)
     Accounts payable and
       accrued expenses                  (65,878)       410,025
                                      -----------    -----------
     Net cash (used in) provided by
       operating activities             (318,611)       244,727
                                      -----------    -----------

INVESTING ACTIVITIES:
   Investment in land, property
     and equipment                      (156,185)      (165,178)
   Restricted cash                      (358,574)      (294,220)
   Proceeds related to sale of
     leasing rights                            -        500,000
   Payments related to sale of
     leasing rights                            -       (221,138)
                                      -----------    -----------
        Net cash (used in)
          investing activities          (514,759)      (180,536)
                                      -----------    -----------

FINANCING ACTIVITIES:
   Stock sold to director                      -         20,000
   Write-off loan fees                         -          1,585
   Proceeds from issuance of
     short-term debt                     301,971        190,000
   Payments on short-term debt           (88,719)       (40,785)
   Purchase of Company stock              (8,555)          (413)
   Payments on long-term debt           (431,407)      (420,444)
   Long-term lease deposit                     -        171,947
                                      -----------    -----------
        Net cash (used in)
          financing activities          (226,710)       (78,110)
                                      -----------    -----------
NET CHANGE IN CASH AND CASH
     EQUIVALENTS                      (1,123,080)       (13,919)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD               1,129,115         66,328
                                      -----------    -----------
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                     $   6,035     $   52,409
                                     ============  ============

                                                     Continued

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                               HOST FUNDING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                     2000           1999
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
 Cash paid during the period for interst         $1,636,364      $1,874,292
                                                 ----------      ----------
 Non-cash investing activities:
    Common stock issued in exchange
      for investment property
          Class A common                         $   10,000      $        -
          Additional paid in capital              3,319,562               -
          Land, property & equipment             (3,190,000)              -
                                                 ----------      ----------
          Net non-cash investing activity        $       -       $        -
                                                 ==========      ==========

   Common stock issued as compensation
          Class A common                         $       -       $       10
          Additional paid in capital                     -            2,240
          Salary expense                                 -           (2,250)
                                                 ----------      ----------
          Net non-cash investing activity        $       -       $        -
                                                 ==========      ==========

     Property & equipment additions; repairs
       made by Buckhead to certain
       properties
          Notes and other receivables            $       -      $  (181,606)
          Land, property & equipment                     -          181,606
                                                 ----------      ----------
          Net non-cash investing activity        $       -      $         -
                                                 ==========     ===========

      Retire stock previously issued in
        payment of interest and principal
        on short term debt
          Treasury stock                         $ (139,562)    $         -
          Short term debt                           139,562               -
                                                 ----------      ----------
          Net non-cash investing activity        $       -      $         -
                                                 ==========     ===========

                                                                (Concluded)







                     The accompanying notes are an integral
                 part of the consolidated financial statements

Host Funding, Inc.
Notes to Consolidated Financial Statements

         1.       ORGANIZATION AND BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Host Funding, Inc., a Maryland corporation (the "Registrant" or the "Company"), include the accounts of the Company and its consolidated subsidiaries, Host Ventures, Inc. ("Host Ventures"), CrossHost, Inc ("CrossHost"), and Host Enterprises, Inc. ("Enterprises"), and the Company"s interest in the Country Hearth Inn located in Auburn, Indiana. The Company is in the business of acquiring motel properties and leasing such properties to professional hotel and motel management companies who operate and manage the Company"s hotels. As of September 30, 2000, the Company owned interests in 15 hotels located in 8 states and Mexico (the "Company Properties").

                  These unaudited  consolidated  financial  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management of the Registrant, all adjustments necessary for a fair presentation have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and should be read in accordance therewith. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         2.       USE OF ESTIMATES

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

         3.       NET INCOME(LOSS) PER SHARE

                  Net income or loss per share for the nine months ended September 30, 2000 and 1999 is computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is antidilutive.

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

         5.       SALE OF CONVERTIBLE PREFERRED STOCK

                  On December 22, 1999, the Company sold to MacKenzie Patterson, Inc., a California real estate venture capitalist ("MPI"), 500,000 shares of the Series "A" Convertible Preferred Stock, $0.01 par value per share (the "Series "A" Preferred"), of the Company for a purchase price of $1,500,000. The proceeds of the sale of the Series "A" Preferred were used by the Company to satisfy current obligations and for working capital. The company also issued to MPI warrants to purchase 500,000 shares of the Class "A" Common Stock of the Company for an exercise price of $3.00 per share, exercisable at any time for a period of nine (6) years from December 22, 1999 (the "Warrants").
                  Concurrently with the purchase of the shares of Series "A" Preferred and the issuance of the Warrants, the Company and MPI entered into an Advisory Agreement pursuant to which MPI assumed the day to day operations of the Company and direction of new investments on behalf of the Company. In order to implement the responsibilities of MPI under the Advisory Agreement, the principal offices of the Company were moved from Dallas, Texas to Moraga, California.

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

                  Notes Payable Related To Property Acquisitions

                  In May 1999, the Company entered into negotiations to purchase certain properties, located primarily in the southeastern portion of the United States (the Southeast Properties). In connection therewith, the Company executed an application with a lender to obtain financing for the Southeast Properties. On behalf of the Company, an unaffiliated party funded $140,000 to the lender in prepayment of certain due diligence costs related to such financing. In September, 1999 an additional $50,000 was advanced by the same unaffiliated party in partial payment of certain legal fees. In the Company's report for the quarter ending June 30,2000, it was reported that the Company issued 69,781 shares of the Company's Class A common stock in satisfaction of approximately $140,000 of principal and interest, leaving approximately $50,000 unpaid, accruing interest on the unpaid balance at the rate of 12% per annum. A civil action was filed by the lenders, however, seeking repayment of the $190,000 advanced plus interest fully in cash. The lenders prevailed in the action, and judgment was entered in their favor for the full amount advanced together with interest and attorneys fees in the total amount of $281,818.60. The plaintiff has taken aggressive collection action, including the issuance of writs of execution to
                  collect  on  the   judgment.   Management   is   currently  in
                  discussions with plaintiff aimed at reaching agreement on mutually acceptable payment arrangements and reduction of the total amount of the judgment.


                  Other Notes Payable

                  The Company was named a defendant in the case styled Five Lion, Inc. and Lion Investment Limited Partnership vs. Host Funding, Inc., United States District Court, District of Minnesota, Fifth Division, Court File No. 98-2154-MJD/RLE filed on September 24, 1998. In January 2000, the plaintiffs obtained a summary judgement with regard to a portion of their claims. On May 10, 2000, the Company entered into a settlement agreement with the plaintiffs. The Company was unable to make scheduled payments on September 11, 2000 and October 11, 2000. As of September 30, 2000 the total amount owed Five Lions was $75,936.

                  In July, 2000 the Company was advanced $50,000 by Sutter Capital Management, LLC an affiliate of company director Robert Dixon to fund current debt service payments. Interest on the note was accrued at a rate of 12%. As of September 30, 2000 the total amount owed Sutter Capital Management, LLC was $51,417.

                  In July, 2000 the Company was advanced $50,000 by MacKenzie Patterson, Inc. to fund current debt service payments. In September, 2000 the Company was advanced an additional $44,000 by MacKenzie Patterson, Inc. to fund current debt service payments. Interest on the notes was accrued at a rate of 12%. As of September 30, 2000 the total amount MacKenzie Patterson, Inc. was $95,497.


         7.       SUBSEQUENT EVENTS

                  On August 14, 2000 the Company's Audit Committee approved the engagement of Regalia & Associates Certified Public Accountants as independent accountant and auditor. Following this appointment the Company learned that Regalia & Associates may not be eligible to serve as auditor. The Company is currently in the process of retaining a new independent accountant, but has not been able to do so at this time. Accordingly, the interim financial statements filed herewith have not been reviewed by an independent accountant.

                  Crossroads Hospitality, the manager of the Flagstaff, Arizona property withheld rent payments due October 10, 2000 and November 10, 2000 totaling $131,262 to recover a portion of a lease deposit which they believed was owed to them. As a result, Host Ventures, Inc. and Host Enterprises, Inc. were unable to meet debt service payments due October 11, 2000 and November 11, 2000. Management is in discussion with both Crossroads Hospitality regarding the lease deposit obligation and the lender, Orix Real Estate Capital Markets, LLC, regarding the non-payment and expects to reach agreements on both issues shortly.

                  In October, 2000 amounts totaling $51,522 were garnished from the Company's accounts to partially satisfy a judgement awarded Keystone Advisors and Crossroads Investments as previously described in "Notes Payable Related To Property Acquisitions". As a result, Crosshost, Inc. was unable to meet debt service payments due October 11, 2000. The Company received a Notice of Default from First Union National Bank which required immediate payment of the amounts due as well as late charges. The Company was able to satisfy the notice on November 2, 2000 by utilizing October rent payments. The Company is seeking additional sources of funding in order to make up the November deficit and expects to meet future debt service payments.

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

                  Recent Developments

                  Crossroads Hospitality Tenant Company, LLC, the lessee of the Flagstaff, Arizona property, is in default of its lease for failure to pay the monthly base rent payment for September, in the amount of approximately $50,000, which was due in October and the base rent for October, of approximately $51,000, which was due in November, and in default of its obligation to pay quarterly percentage rent of approximately $30,000, which was also due in October. Rent was withheld by the tenant arising out of the failure of the lessor, Host Ventures, Inc., to make a payment to tenant of $120,000, to reduce tenant's security deposit, as provided for in the lease. Management is currently in discussions with the tenant looking towards a resolution of the matter which will cure the tenant's default and satisfy the lessor's obligations to the tenant with regard to the deposit.

                  As a result of the rental offset by Crossroads Hospitality, Host Ventures, Inc. and Host Enterprises, Inc. were unable to meet debt service payments due October 11, 2000 and November 11, 2000. Management is in discussion with the lender, Orix Real Estate Capital Markets, LLC, regarding the non-payment and potential restructuring of the loans in order to meet future obligations.

                  In September, 1999 the Company issued shares of the Company's Class A Common Stock to Keystone Advisors and Crossroads Investments (Keystone/Crossroads) in repayment of approximately $140,000 of advances made to the Company. Keystone/Crossroads disputed the stock payment and was awarded a judgement regarding these claims. A levy was granted on certain Company bank accounts and approximately $51,000 was awarded to Keystone/Crossroads to partially satisfy their claim. As a result of this garnishment, Crosshost, Inc. was unable to meet the October debt service owed First Union National Bank. The Company was subsequently able to satisfy the indebtedness using October rent payments. The Company is seeking additional sources of funding in order to make up the November deficit and expects to meet future debt service payments.


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

                  Nine months ended September 30, 2000:

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

                  As of September 30, 2000 cash, cash equivalents and restricted cash were approximately $636,000. As of December 31, 1999 cash, cash equivalents and restricted cash were approximately

                  $1,400,000. The decrease was due primarily to the payment of past-due payables and the Company's contributions necessary to satisfy current mortgage obligations on the Hotel properties.


                  Results of Operations

                  Three months ended September 30, 2000 and 1999:

                  Occupancy and average room rates of approximately 60% and $53.74 for the Company Properties for the three months ended September 30, 2000 resulted in total sales of approximately $2,484,000 and generated total lease and net operating revenues of approximately $910,000. Occupancy and average room rates of 65% and $53.02 for the Company Properties for the three months ended September 30, 1999 resulted in total sales of approximately $2,900,000, which generated total lease revenues of approximately $1,151,000. Lease revenues for the three months ended September 30, 2000 were negatively impacted approximately $99,000 by reductions to base rent as a result of competition adjustments. Results for the three months ended September 30, 1999 included sales and revenues of $110,000 from the Findlay, Ohio property sold in November.

                  Administrative expenses - other were approximately $132,000 and $208,000 for the three month periods ended September 30, 2000 and 1999, respectively, and consisted primarily of the following approximate amounts: advisory fees of $88,000 and $0; insurance of $15,000 and $0; legal fees of $25,000 and $46,000; and other costs of $4,000 and $28,000. Costs incurred in 1999 but included in advisory fee to MPI in 2000 were $0 and $134,000.



                  Nine months ended September 30, 2000 and 1999

                  Occupancy and average room rates of approximately 59% and $50.75 for the Company Properties for the nine months ended September 30, 2000 resulted in total sales of approximately $6,924,000 and generated total lease and net operating revenues of approximately $2,462,000. Occupancy and average room rates of approximately 62% and $49.63 for the Company Properties for the nine months ended September 30, 1999 resulted in total sales of approximately $8,007,000, which generated total lease revenues of approximately $2,970,000. Lease revenues for the nine months ended September 30, 2000 were negatively impacted approximately $263,000 by reductions to base rent as a result of competition adjustments. Results for the nine months ended September 30, 1999 included sales and revenues of $285,000 from the Findlay, Ohio property sold in November, 1999.


                  Administrative expenses - other were approximately $468,000 and $622,000 for the nine month periods ended September 30, 2000 and 1999, respectively, and consisted primarily of the following approximate amounts: advisory fees of $262,000 and $0; insurance of $45,000 and $0; legal fees of $104,000 and $117,000; settlement claims of $40,000 and $0; and other costs of $17,000 and $112,000. Costs incurred in 1999 but included in advisory fee to MPI in 2000 were $0 and $393,000.

                  Liquidity and Capital Resources

                  The Company has experienced liquidity problems arising from the previously discussed circumstances and has been unable to meet current obligations. The Company continues to discuss all options with creditors and continues to seek additional sources of funding in an effort to satisfy all claims. However, the Company has no committed additional sources of external liquidity currently available; therefore, the Company will rely on its internal cash flow to meet its liquidity needs. The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Company's cash flow from the Company Hotels. Although the obligations of BAC Hotel Management, Inc. ("BAC"), as lessee, under the Company Hotels leased by BAC are guaranteed in part by Buckhead American Corporation (BUCK:
                  NASDAQ), the ability of BAC to make lease payments under the Company Hotel leases, and, therefore, the Company's liquidity, including its ability to make distributions to shareholders, is dependent on the ability of BAC to generate sufficient cash flow from such Company Hotels.

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

                  Item 3. Quantitative and Qualitative Disclosures about Market Risk

                  Information and disclosures regarding market risks applicable to the Company are incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", "Liquidity and Capital Resources", or as contained elsewhere in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2000.

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

                  Crosshost, Inc. ("Crosshost") v. Credit Suisse First Boston Mortgage Capital, LLC ("CSFB") et. al.

                  Crosshost is plaintiff in a civil action filed in California Superior Court, San Diego County on April 20, 2000, Case No. GIC 747127. The complaint is for declaratory relief, breach of contract and other causes of action arising out of Defendants' failure to reconvey real property owned by Plaintiff and encumbered by a Deed of Trust in favor of Defendants.

                  Plaintiff entered into a lease and option agreement with RPD Mission Bay LLC with respect to the property encumbered by Deed of Trust. RPD excercised its option to purchase, and plaintiff tendered the amount due under the note and Deed of Trust. However, Defendants demanded that Plaintiff pay a prepayment penalty in addition to the amount tendered, notwithstanding that the note and the Deed of Trust did not provide for such a prepayment penalty. Plaintiff has refused to pay the prepayment penalty demanded by Defendants. As a result of Defendant's failure to reconvey the Deed of Trust, Plaintiff is now in default under the contract to sell the property to RDP.

                  No significant activity has yet occurred in the case although negotiations aimed at possible settlement have been initiated with several defendants.


                  Keystone Advisors, Inc, and Crossroads Investments, LLC, v. Host Funding, Inc, Superior Court of the State of California, for the County of Santa Barbara, Anacapa Division, Case No. 1035199.

                  This is a collection action against the Company for repayment of advances made to the company by the two named plaintiffs. The company had previously issued Class A common stock in partial satisfaction of the debt, which the plaintiffs rejected. Judgment was entered against the company in the amount of $281,818.60. Plaintiff has taken aggressive collection action, including issuance of writs of execution. Management is currently in discussions with plaintiffs to arrange a mutually acceptable payment plan, looking towards a reduction in the principal amount of the judgement and reduction of the attorneys fees awarded by the court.



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

                           4.4 Form of Common Stock Warrant dated effective as of December 22, 1999 (incorporated by reference to Exhibit 2.4 to Company"s
                                  Report on Form 8-K filed on January 6, 2000).

                          10.1 Letter Agreement dated effective as of June 27, 2000 by and among Bufete Grupo Internacional, S.A. de C.V., Hotel International Advisors, LLC and Host Funding, Inc. (incorporated by reference to Exhibit
                                  2.1 to Company's Report on Form 8-K filed on
                                  July 17, 2000).

                          10.2 Investment Letter Agreement dated effective as of June 22, 2000 executed by Hotel International Advisors, LLC (incorporated by reference to Exhibit 2.2 to Company's Report on Form 8-K filed on July 17, 2000).

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



Dated: November 14, 2000               HOST FUNDING, INC.


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