Form 10-K
period 2000-12-31
HOST FUNDING INC
filed 2001-04-16
CIK 945980

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
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


      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [X]

         As of March 29, 2001, the Company had 2,650,100 shares of Class "A" Common Stock and 877,112 shares of Series "A" Convertible Preferred Stock outstanding. Of the total shares of Class "A" Common Stock outstanding, 932,158 shares were held by other than those who may be deemed affiliates, for an aggregate market value held by non-affiliates of $848,092.44 based upon the closing bid of the Company's Class "A" Common Stock on the American Stock Exchange on March 29, 2001 of $0.32 per share. The basis of this calculation does not constitute a determination by the Company that all of such persons or entities are affiliates of the Company as defined in Rule 405 of the Securities Act of 1933, as amended.

                       Documents Incorporated by Reference
                                      None.

                                TABLE OF CONTENTS


Item                                                                      Page
Number                                                                    Number

                                     PART I

1.       Business                                                              3

2.       Properties                                                            9

3.       Legal Proceedings                                                    11

4.       Submission of Matters to a Vote of Securities Holders                12

                                     PART II

5.       Market for the Company's Common Equity and Related
         Shareholder Matters                                                  12

6.       Selected Financial Data                                              14

7.       Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                15

7A.      Quantitative and Qualitative Disclosures About Market Risk           19

8.       Financial Statements and Supplementary Data                          19

9.       Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             19

                                    PART III

10.      Directors and Executive Officers of the Company                      19

11.      Executive Compensation                                               21

12.      Security Ownership of Certain Beneficial Owners and Management       21

13.      Certain Relationships and Related Transactions                       24

                                     PART IV

14.      Exhibits, Financial Statements, Financial Statement Schedules and
         Reports on Form 8-K                                                  24

15.      Schedule III: Real Estate and Accumulated Depreciation               70

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

ITEM 1.  BUSINESS

General

          Host Funding, Inc. (the "Company") was incorporated in the State of Maryland in December 1994 and was inactive from inception to March 31, 1995. The Company's Class "A" Common Stock began trading on the American Stock Exchange on April 22, 1996, the date of the Company's initial public offering. Upon closing of the Company's initial public offering, the Company owned five Super 8 Hotels located in Somerset, Kentucky; Miner, Missouri; Poplar Bluff, Missouri; Rock Falls, Illinois; and Mission Bay, California (the "Initial Hotels"). As of December 31, 2000, the hotel property portfolio of the Company consisted of 11 hotels located in 8 states consisting of approximately 850 rooms.

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

         On June 30, 2000, the Company acquired interests in four Mexican Hotel Properties from Bufete Grupo Internacional S.E. de C.V, ("Bufete")a Mexican company which controls several dozen hotel properties in Mexico, in exchange for 1,000,000 shares of the Company's Class A Common Stock. Bufete has guaranteed that the Interests exchanged for the common stock have a value of $3,000,000 and has further guaranteed that distributions from the interests to the Company will be at least $450,000 per year. As of March 30, 2001, no payments have been received. The Company is currently in negotiations with Bufete and is considering its legal remedies.

         In December 2000, the Company sold to MPI and Sutter Opportunity Fund, LLC (Sutter), an additional 377,112 shares of the Series "A" Convertible Preferred Stock, $0.01 par value per share (the "Series "A" Preferred"), for a purchase price of $754,224. The proceeds were used to settle outstanding litigation regarding the Auburn and Findlay properties as well as fund working capital obligations.

         In December 2000, the Company entered into a letter of intent with Carnegie International Corporation (Carnegie), whereas the Company will issue shares in exchange for shares of Carnegie. The merger is pending certain conditions of the agreement as follows: a) advancement of funds to the Company by Sutter Capital Management and MPI (Investors) for the redemption of the Company's preferred stock, b) completion of legal settlement payable to Auburn Equity Partners, c) the satisfaction of all liabilities to the Investors, d) the existence of working capital in the amount of $200,000, in the form of a note payable to the Investors, e) cancellation of the existing management agreement between the Company and MPI and commencement of a new management agreement between the Company, MPI, and Carnegie, f) cancellation of issued warrants, g) issuance of new class of preferred stock, and several other performance criteria as may be required by Carnegie.

In connection with the proposed transaction, Crosshost advanced funds to Carnegie in the amount of $150,000. The promissory note from Carnegie is in the amount of $175,000, which includes an amendment fee for an amendment to the merger agreement. A Guarantee Agreement and a Stock Pledge agreement secure the promissory note from Carnegie.

The Company contemplates that the proposed merger will close during the second quarter of 2001. In the event that the closing does not occur prior to May 31, 2001, either party shall have the election to terminate the merger by providing written notice of such termination to the other party.

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

Business Plan

         The Company intends to continue its core business strategy of attempting to increase cash flow and enhance shareholder value by acquiring additional hotels which meet the Company's investment criteria and by participating in revenue growth of the Company Hotels through percentage leases. The Company intends to make strategic investments in hotel properties through the Company or its subsidiaries or in conjunction with business partners. Future hotel investments may be financed in whole or in part, from borrowings, from the balance of the net proceeds from future public offerings, if any, or through private placements of the Company's stock or debt instruments.

         The Company intends to consider investments in hotel properties that meet one or more of the following criteria: (i) properties in markets with projected growth potential; (ii) properties which may be under-performing due to poor management or weak franchise affiliation; (iii) properties with relatively stable operating histories; and (iv) properties with attractive purchase prices. The Company believes that the engagement of MPI in December 1999 as the external advisor of the Company will increase the management expertise of the Company and enable the Company to benefit from MPI's hotel, real estate and finance industry contacts. The Company also believes that MPI will further facilitate the Company's ability to identify, evaluate, negotiate and finance potential hotel investment opportunities.

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

Employees

         As of December 31, 2000, the Company had no full-time employees.

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

ITEM 2.  PROPERTIES

         During the fiscal year ended December 31, 2000, the Company's principal executive offices were located at 1640, School St. Moraga, CA 94556.

See Item 13. "Certain Relationships and Related Transactions." During all or portions of the fiscal year ended December 31, 2000, the Company owned eleven hotel properties located in eight states consisting of approximately 850 rooms. Set forth below is certain summary information relating to the Company Hotels.

                                                                   Gross
                                                                   Revenues
                                                                   For the 12      Annual      Year
                        Annual Percentage                          Months Ended    Base        Acquired/
               Rooms    Rent Formula (year to Date "YTD") (1)      12-31-00        Rent (1)    Built
               -----    -------------------------------------      ------------    --------    --------
Miner,          63      35% YTD Revenues over initial Break-Even
Missouri                Threshold of $706,860 on first $200,000
(Super 8)               over Bread-Even Threshold, and 40%           $686,000      $263,000    1995/85
                        thereafter, less Percentage Rent
                        previously paid YTD. (2)

Poplar Bluff,   63      35% YTD Revenues over initial Break-Even
Missouri                Threshold of $586,500 on first $100,000
(Super 8)               over Break-Even Threshold, and 37%           $574,000      $226,000    1995/85
                        thereafter, less Percentage Rent
                        previously  paid YTD. (2)

Rock Falls,     63      28.75% YTD Revenues over initial Break-Even
Illinois                Threshold of $622,120 on first $200,000
(Super 8)               over Break-Even Threshold, and 35%           $620,000      $228,000    1995/85
                        thereafter, less Percentage Rent
                        previously  paid YTD. (2)

Somerset,       63      32% YTD Revenues over initial Break-Even
Kentucky                Threshold of $425,000 on first $200,000
(Super 8)               over  Break-Even Threshold, and 35%          $422,000      $ 90,000    1995/85
                        thereafter, less Percentage Rent
                        previously paid YTD. (2)

Mission Bay,
California
(Vagabond Inn) 117      N/A                                        $1,352,000      $280,200    1995/87



Flagstaff,
Arizona         90      32% YTD over $925,000 less Percentage
(Super 8)               Rent previously paid.                      $1,193,000      $505,000    1997/85

Tallahassee,    78      N/A (3)
Florida
(Sleep Inn)                                                          $859,000           N/A    1996/94

Destin,         77      30% YTD Revenues over initial Break-Even
Florida                 Threshold of $850,500 on first $350,000
(Sleep Inn)             over Break-Even Threshold, and 35%           $961,000      $382,000    1996/92
                        thereafter, less Percentage Rent
                        previously  paid YTD. (2)

Ocean Springs,  78      30% YTD Revenues over initial Break-Even
Mississippi             Threshold of $788,400 on first $350,000
(Sleep Inn)             over Break-Even Threshold, and 35%           $541,000      $179,000    1996/95
                        thereafter, less Percentage Rent
                        previously  paid YTD. (2)

Sarasota,      80       30% YTD Revenues over initial Break-Even
Florida                 Threshold of $802,800 on first $300,000
(Sleep Inn)             over Break-Even Threshold, and 35%           $957,000      $217,500    1996/93
                        thereafter, less Percentage Rent
                        previously  paid YTD. (2)

Auburn,       78       30% YTD Revenues over initial Break-Even
Indiana                Threshold of $760,000 on first $260,000
(Country Hearth Inn)   over Break-Even  Threshold, and 40%           $545,000      $303,000    1997/87
                       thereafter, less Percentage Rent
                       previously paid YTD (subject to CPI
                       adjustment).

Consolidated Total for Hotels                                      $8,710,000    $2,673,700
                                                                   ==========    ==========

(1) Unless otherwise set forth above, Base Rent and Percentage Rent effective December 31, 2000

(2)      Break-Even Threshold increases by 2% per year

(3) The Lease with Capital Circle Hotel Company was terminated on June 30, 1999; since termination the Tallahassee, Florida Sleep Inn has been managed by BAC Hotel Management, Inc. See Item 2. "Properties - Changes in Properties"

Changes in Properties

         In January 2000, Buckhead America Corporation (BAC) notified the Company that pursuant to certain Competitive Set Clauses in the leases, the annual base rent on these properties would be reduced as follows:

                       2001 Base Rent                   Previous Base Rent
Ocean Springs            $179,000                           $369,000
Sarasota                 $217,500                           $303,500
Rock Falls               $228,000                           $266,000
Somerset                 $ 90,000                           $127,000

ITEM 3.  LEGAL PROCEEDINGS

          Five Lion, Inc. and Lion Investment Limited Partnership vs. Host Funding, Inc.; United States District Court, District of Minnesota, Fifth Division; Court File Number 98-2154-MJD/RLE.

          The Company was named as a defendant in the above complaint filed on September 24, 1998. The complaint alleges, among other things, that the Company is obligated to reimburse $150,000 which the plaintiffs paid to the Company for certain due diligence items pursuant to a letter agreement dated February 13, 1998. On January 20, 2000, the plaintiffs obtained a summary judgment for breach of contract with regard to a portion of their claims. On May 10, 2000, the Company entered into a settlement agreement with the plaintiffs in satisfaction of the judgment including pre-judgment interest. The settlement agreement provides for a one time cash payment of $64,276.00 to the plaintiffs accompanied by the execution and delivery of a promissory note in the principal amount of $100,000. The promissory note is payable in 12 equal annual installments of
$8,606.64 and is secured by 50,000 shares of the Series "A" Convertible Preferred Stock of the Company. As of December 31, 2000 there was $42,395.19 still due under the payment plan. The Company anticipates that all amounts should be paid by May 11, 2001.


         Auburn Equity Partners vs. BH-Auburn, L.P. and Host Funding, Inc., Case No. 99 CVE-04-2725, and Findlay Equity Partners vs. BH-Findlay, L.P.and Host Funding, Inc. Franklin County Common Please Court, Columbus, Ohio, Civil Division, Case No. 99CVH-04-2726.

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

         In December 2000, the Company settled all outstanding litigation regarding the above with a payment of $500,000.00 and an agreement to pay an additional $200,000.00 by April 30, 2001 and $125,000.00 by June 1, 2001.

     Vance Linge vs. Joseph Clarence Kuntz; Vira Louis Shamman; Louis Shamman; RPD Hotels 18, LLC/Vagabond Inns; City of San Diego; CrossHost, Inc.; et al, Superior Court of the State of California, San Diego County, Case No. 730228.

         CrossHost, Inc., a wholly owned subsidiary of the Company, and RPD Mission Bay, LLC, and RPD Hotels 18, LLC ("RPD"), the Company's operators of the Company Hotel located in Mission Bay, California, were named as defendants in the above complaint filed August 4, 1999. The complaint alleges, among other things, that inadequate safety precautions led in part to the occurrence of a traffic accident and related personal injuries on the public thoroughfare adjacent to the Company Hotel. The lawsuit was being defended on behalf of CrossHost, Inc. by the insurance carrier of RPD. In December 2000, the company was dismissed from the lawsuit.

         Keystone Advisors, Inc and Crossroads Investments, LLC vs. Host Funding Inc.; Superior Court of the State of California, Santa Barbara County, Anacapa Division, Case No. 1035199.

In September, 1999 the Company issued shares of the Company's Class A Common Stock to Keystone Advisors and Crossroads Investments (Keystone/Crossroads) in repayment of approximately $140,000 of advances made to the Company. Keystone/Crossroads disputed the stock payment and was awarded a judgement regarding these claims. A levy was granted on certain Company bank accounts and approximately $51,000 was awarded to Keystone/Crossroads to partially satisfy their claim. The Company is continuing to negotiate a settlement of the claim and has accrued approximately $237,000, which includes the remaining settlement and additional legal fees.

         Choice Hotels International v. Host Ventures Inc. Demand for
         Arbitration

         We are in receipt of a demand for arbitration from Choice Hotels, International, arising out of an alleged breach of a franchise agreement on the Ocean Springs, MS hotel. We have not yet analyzed the claim, or the documentation related thereto, and, accordingly do not have an opinion on the merits of the claim or how we will proceed.

         The Company is a party to other, non-material legal procedures through the ordinary course of business. The Company does not anticipate the losses, if any, will have a material impact on the financial condition, results of operation or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         There were no submissions of matters to a vote of securities holders in the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Class "A" Common Stock trades and is reported on the American Stock Exchange ("AMEX") under the symbol "HFD". The Class "A" Common Stock began trading on April 22, 1996, the date of the Company's initial public offering.

         On January 4, 2001, the Company received notice from the American Stock Exchange ("Exchange") Staff indicating that the Company no longer complies with the Exchange's continued listing guidelines and that, as a result, the Exchange intends to file an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on the Exchange. The Exchange has indicated that its actions are in response to the following circumstances.

The Company has fallen below the continued listing guidelines triggered by losses from continuing operations in each of its last five most recent fiscal years as set forth in Section 1003(a)(iii) of the Company Guide. In addition, the Company does not meet the continued listing guidelines due to its unsatisfactory operating results and an impaired financial condition for the fiscal year ending December 31, 1999 and the period ending September 30, 2000 as set forth in Section 1003(a)(iv) of the Company Guide.

The Exchange also has taken the position that the Company failed to comply with its listing agreement with the Exchange by effecting a transaction on June 30, 2000 with Bufete Grupo Internacional S.A. de C.V. ("Bufete") and its U.S. affiliate Hotel International Advisors, LLC by issuing shares without shareholder approval which were not listed with the Exchange prior to their issuance as required in Sections 301, 705 and 712 of the Company Guide.

In view of the above, the Company has fallen below the continued listing guidelines. The Company appealed this determination and requested a hearing before a committee of the Exchange which was held. The company is awaiting final notice from the SEC on the delisting.

         The following table shows the range of high and low bid prices of the Company's Class "A" Common Stock for the years 1998, 1999 and 2000 as reported on the AMEX.

                                                     1998
                                 High                                  Low

      First Quarter              7 3/4                                 5 1/4
      Second Quarter             5 7/16                                4 3/8
      Third Quarter              4 3/4                                 1 7/8
      Fourth Quarter             2 5/16                                1 11/16

                                                     1999
                                 High                                  Low

      First Quarter              3                                     2 1/4
      Second Quarter             2 7/8                                 2 1/4
      Third Quarter              2 7/8                                 2
      Fourth Quarter             2 7/8                                 1 7/8
                                                     2000
                                 High                                  Low

      First Quarter              2 7/16                                1 13/16
      Second Quarter             1 7/8                                 1 1/16
      Third Quarter              1 1/2                                 1 1/16
      Fourth Quarter             1 1/8                                 3/16

         As of March 29, 2001, there were approximately 904 shareholders of record of the Company's Class "A" Common Stock and the closing bid price was $0.32.

          During 1997, the Company declared dividends of $0.24 per share on February 4, $0.24 per share on May 30, $0.24 per share on September 2, and $0.24 per share on December 12. No dividends were declared or paid by the Company in 1998, 1999 or 2000. Future distributions to shareholders will be dependent upon the Company's net cash flow from the operations of the Company Hotels, financial condition, capital requirements and other factors deemed relevant by the Board of Directors of the Company.

         As of December 31, 2000, the Company had issued and outstanding one series of warrants "Series B Warrants." The Series B Warrants provide warrants to purchase 225,000 shares of the Company's Class "A" Common Stock at $10.80 per share, and expired on February 2, 2001. There were additional provisions in the Series A Warrants and the Series B Warrants that allowed certain limited registration rights and pro-rata treatment upon the occurrence of certain events, including, without limitation, stock splits, mergers, reclassifications of stock, or a recapitalization of the Company. During 2000, the Company also had Series "A" Warrants outstanding. The Series A Warrants provided warrants to purchase 225,000 shares of Host Funding's Class "A" Common Stock at $9.90 per share. The Series A Warrants expired on February 2, 2000.

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

         On December 20, 1999, the Company filed Articles Supplementary with the Maryland State Department of Taxation designating 2,000,000 shares of the authorized but unissued shares of Preferred Stock of the Company as Series "A"

Convertible Preferred Stock, $0.01 par value per share (the "Series "A" Preferred"). Of the 2,000,000 shares of the Series "A" Preferred designated by the Company, MPI purchased 500,000 shares for a purchase price of $3.00 per share. MPI purchased the shares of Series "A" Preferred on December 22, 1999 in an exempt transaction pursuant to Rule 506 of Regulation D under the Securities Act of 1933. See Item 13. "Certain Relationships and Related Transactions." The holders of the Series "A" Preferred are entitled to participate pro rata with the holders of shares of the Class "A" Common Stock of the Company with respect to dividend distributions and are entitled to a liquidation preference of $4.00 per share over the holders of shares of Class "A" Common Stock, upon the voluntary or involuntary dissolution, liquidation or winding up the affairs of the Company. The holders of shares of Series "A" Preferred also have the right, exercisable at any time after December 23, 2002, to convert such shares into shares of Class "A" Common Stock on a one-for-one basis (the "Conversion Ratio"), or to require the Company to redeem all or any part of the shares of Series "A" Preferred at the redemption price of $4.00 per share plus any accrued and unpaid cash dividends. The Conversion Ratio is subject to adjustment upon the occurrence of certain events, including issuance of additional shares of Class "A" Common Stock, stock dividends, stock splits, mergers, reclassifications of stock, or a recapitalization of the Company. The holders of shares of Series "A" Preferred are entitled to the number of votes equal to the number of shares of Class "A" Common Stock into which a share of Series "A" Preferred is convertible and are further entitled to vote together as a single group with the holders of Class "A" Common Stock on all matters submitted or required to be submitted to the Company's common stockholders for approval. The holders of Series "A" Preferred, voting together as a single voting group, have the right to elect, at each annual stockholders meeting of the Company, two (2) of the five (5) members of the Board of Directors of the Company.

         In December 2000, the Company sold to MPI and Sutter an additional 377,112 shares of the Series "A" Convertible Preferred Stock, $0.01 par value per share (the "Series "A" Preferred"), for a purchase price of $754,224. The proceeds of which were used to settle outstanding litigation regarding the Auburn and Findlay properties as well as fund working capital obligations

         Pursuant to the terms and conditions of a Registration Rights Agreement (the "Registration Agreement") between the Company and MPI and Sutter Opportunity Fund, LLC, the holders of the Series "A" Preferred and the Warrants are entitled to certain demand and "piggy-back" registration rights relating to the shares of Class "A" Common Stock issuable upon conversion of the Series "A" Preferred or upon exercise of the Warrants (the "Underlying Common Stock"). The Registration Agreement provides that at any time after the date of issuance the holders of at least twenty-five percent (25%) of the Series "A" Preferred and the Warrants may make in the aggregate, up to four (4) written requests to register the number of shares of Underlying Common Stock set forth in each written request. In addition, if the Company proposes to file a registration statement under the Securities Act of 1933 with respect to an offering by the Company of securities for its own account (other than a registration statement on Form S-4 or Form S-8), the holders of Series "A" Preferred and the Warrants shall be entitled to participate in the Company registration, subject to the approval of the Company underwriter.

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


                                Year Ended           Year Ended          Year Ended          Year Ended          Year Ended
                            December 31, 2000   December 31, 1999    December 31, 1998   December 31, 1997   December 31, 1996
OPERATING RESULTS:

GROSS REVENUES                  $ 3,974,075          $  3,879,333        $ 3,926,042        $  3,837,350        $  1,768,783
LOSS BEFORE INCOME TAXES        $(1,237,165)         $ (1,972,725)       $  (904,316)       $ (1,025,514)       $   (149,276)
NET LOSS                        $(1,237,165)         $ (1,972,725)       $  (904,316)       $ (1,025,514)       $   (149,276)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                         $ (.57)         $      (1.22)       $     (0.58)       $       (0.68)      $      (0.21)



WEIGHTED AVERAGE NUMBER OF BASIC
AND DILUTED COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING      2,163,753            1,615,894            1,559,916          1,516,652            690,000

DISTRIBUTIONS PER COMMON SHARE:
CLASS A                               -0-                     -0-                 -0-       $       0.96        $      0.465
CLASS B                               -0-                     -0-                 -0-                -0-                 -0-
CLASS C                               -0-                     -0-                 -0-                -0-                 -0-
TOTAL ASSETS                     $31,622,297         $ 29,820,050        $ 32,449,658       $ 31,996,180        $ 20,435,575
LONG TERM DEBT
 (Including current portion)     $23,098,200         $ 23,611,298        $ 25,790,837       $ 25,036,346        $ 15,500,000

PREFERRED STOCK                  $ 2,254,222         $  1,500,000                 -0-                -0-                 -0-

SHAREHOLDERS' EQUITY             $ 3,871,298         $  2,039,580        $  3,587,500       $  4,279,337        $  4,703,395

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On June 30, 2000, the Company acquired interests in four Mexican Hotel Properties from Bufete Grupo Internacional S.E. de C.V, ("Bufete") a Mexican company which controls several dozen hotel properties in Mexico, in exchange for 1,000,000 shares of the Company's Class A Common Stock. Bufete has guaranteed that the Interests exchanged for the common stock have a value of $3,000,000 and has further guaranteed that distributions from the interests to the Company will be at least $450,000 per year.

At the end of 2000 The Company initiated litigation regarding the sale of the Mission Bay Property, against the Master Servicer, the Special Servicer, and Credit Suisse First Boston ("the mortgage holder") Said litigation was settled during the fourth quarter of 2000 with the payment to the Company of $185,000. The company expects to close the sale of Mission in the second quarter of 2001.

In December 2000, the Company settled all outstanding litigation regarding the Auburn and Findlay notes and judgements in the aggregate amount of $1,550,000.00 previously held by Auburn Equity Partners and Findlay Equity Partners. Such settlement was made with a payment $500,000.00 and an agreement to pay an additional $200,000.00 by April 30, 2001 and $125,000.00 by June 1, 2001, for a
total of $825,000.00.

The Company was notified in 2001 by Orix Real Estate Capital Markets, LLC, who is the mortgage holder of the Host Ventures, Inc. properties, that they intend to foreclose on the properties due to the Company's default on the mortgage payments. The Host Ventures, Inc. properties consist of the Sarasota, FL, Ocean Springs, MS, and Flagstaff, AZ properties. The default is a result of competitive rent-reduction clauses in the respective leases which resulted in the lessees paying less rent on the properties than the debt service cost. The Company was unsuccessful in its efforts to restructure the loans. The Company does not expect to incur any material liabilities as a result of the lease transfers, however there may be a significant charge as a result of the tranfer of the properties.

Results of Operations

Years Ended December 31, 2000, 1999, and 1998:

          Occupancy, average room rates, and revenue per available room of 55%, $49.36, and $27.34 for the Company Hotels for the year ended December 31, 2000 resulted in total sales, including room sales, of approximately $8,490,000.

         Property Operation: Effective July 1, 1999 the Company and BAC Hotel Management, Inc. entered into a management agreement relating to the Tallahassee property. Room revenue, operating expenses, and income from property operations were approximately $858,000, $520,000 and $338,000 for 2000 while 1999 results were approximately $425,000, $244,000, and $181,000.

         Lease Revenue: Lease Revenue of approximately $2,909,000 includes a negative competitive adjustment of approximately $342,000 compared to 1999 and is further reduced by reflecting room revenue and operating expenses separately for the Company Hotel located in Tallahassee, Florida. 1999 and 1998 revenues included $309,000 and $370,000, respectively, from the Company Hotel located in Findlay, Ohio that was sold November, 1999.

          Interest Expense: Interest expense of approximately $2,416,000 has decreased from the prior years levels due primarily to the sale of the Findlay, Ohio property November, 1999.

          Depreciation expense, which is included in depreciation and amortization, is calculated based upon the original historical cost of the five initial hotels acquired by the Company and the acquisition value of the remaining Company Hotels. The Company's hotel properties located in Mission Bay, California and Findlay, Ohio were classified under "Land, Property, and Equipment - Held for Sale" in the fourth quarter, 1998. Amortization and Depreciation expense is not recognized for properties classified as "Land, Property, and Equipment - Held for Sale", so the 2000 and 1999 amounts are less than the 1998 amounts. The 2000 amount is further reduced as a result of the sale of the Findlay property in November , 1999.

          Administrative Expenses, Other: The 2000 amount of approximately $768,000 is $94,000 less than 1999 due to cost savings of approximately $272,000 realized under the MPI Advisory Agreement offset partially by settlement claims and other costs.

          Administrative Expenses, Other were approximately $768,000, $862,000 and $704,000 for the years ended 2000, 1999 and 1998, respectively, and consisted primarily of the following approximate amounts: advisory fees of $350,000, $0 and $0; insurance of $61,000, $0 and $0; legal fees of $211,000,
$154,000 and $82,000; settlement claims of $40,000, $0 and $0; and other costs of $106,000, $86,000 and $58,000. Costs incurred in 1999 and 1998 but included in advisory fee to MPI in 2000 were $0, $622,000 and $564,000. 1999 and 1998 expenses covered by the MPI advisory fee included the following approximate amounts: salaries & benefits of $325,000 and $285,000; audit and accounting fees of $69,000 and $83,000; contract labor of $69,000 and $52,000; corporate office rent of $12,000 and $16,000; office supplies of $3,000 and $5,000; telephone of $17,000 and $17,000; travel of $30,000 and $32,000; marketing & advertising of $18,000 and $2,000; stock transfer costs of $30,000 and $36,000; statutory filing and printing costs of $28,000 and $30,000; and other administrative costs of $21,000 and $6,000.

         Directors Fees for 2000 totaled approximately $4,000 which is less than the 1999 and 1998 amounts of $89,000 and $20,000. The amount in 1999 was due primarily to shares of common stock issued to former directors.

         Minority Interest in Partnerships: Represents the 19% minority interest in the operations of the Country Hearth Inn Hotels.

         Relinquished project costs of $227,000 for the year ended 2000 include costs incurred related to potential hotel acquisitions in the Northeastern United States.

         Amortization of Unearned Directors Compensation has been calculated based upon the terms of the independent directors' notes.

         The Net Loss from Sale of Property recognized in 1999 was $607,000. This is greater than the amount recognized as Valuation Reserve in 1998 because the contract for sale of the Country Hearth Inn was not finalized until 1999. No valuation adjustments were made for 2000.

         The Net Gain from Transfer of Lease recognized in 1999 of approximately $279,000 resulted from the change in lessee on the property the Company owns in Mission Bay California from Crossroads Hospitality Tenant Company to Vagabond Inns. The Net Gain from Transfer of Lease of approximately $573,000 in 1998 resulted from the change in lessees on seven of the Company properties in 1998.

Liquidity and Capital Resources

         In December 2000, the Company sold to MPI and Sutter an additional 377,112 shares of the Series "A" Convertible Preferred Stock, $0.01 par value per share (the "Series "A" Preferred"), for a purchase price of $754,224. The proceeds were used to settle outstanding litigation regarding the Auburn and Findlay property as well as fund working capital obligations.

         On December 23, 2000 the Company settled outstanding litigation with Credit Suisse First Boston. Part of the terms of the settlement was a payment of $185,000 to the Company. The proceeds from the settlement were used to pay current obligations and for working capital.

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

         B-H Findlay and B-H Auburn defaulted on their respective payment obligations under the Country Hearth Notes in January 1999 and the holders of the Country Hearth Notes filed a complaint in the Franklin County Common Pleas Court, Columbus, Ohio, Civil Division against each of the partnerships, as maker, and the Company, as guarantor. The complaints were filed in April 1999 and together demanded payment of the Country Hearth Notes in full and the related Full Cash Payment in the aggregate amount of approximately $1,550,000. On July 30, 1999, a judgment was rendered against B-H Findlay, B-H Auburn and the Company in the approximate aggregate amount of $1,550,000. The obligations of B-H Findlay under the Findlay Note, both principal and interest, in the approximate settlement amount of $650,000.00 were satisfied in full from the net proceeds of the sale of the Findlay Property in November 1999. The Host Guaranty and the Pledged Stock continued to secure the obligations of B-H Auburn under the Auburn Note and the Full Cash Payment in the approximate of $800,000. This obligation was settled on December 22, 2000 with the payment of $500,000 and an agreement to pay $200,000 by April 30,2001 and $125,000 by June 1, 2001.

          The Company's principal source of cash to meet its cash requirements, including distributions to shareholders and repayments of indebtedness, is the cash flow from the Leases. For the year ended December 31, 2000, cash flow used in operating activities was approximately $920,000.

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

         Other than debt service on the Company's loan facilities and notes, the capital expenditures required under the Company Hotel leases or the Company's loan facilities, property taxes on the Company Hotels and other administrative expenses, the Company is not aware of any demands, commitments, events or uncertainties that will result or are likely to result in a change in the Company's liquidity.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective July 10, 2000 the Company's independent accountant and auditor, PriceWaterhouse Coopers, LLP, elected to resign. PriceWaterhouse Coopers, LLP, issued an unqualified independent accountant's report on the Company's 1999 consolidated financial statements that contained no adverse opinion or disclaimer of opinion. There have not been any disagreements between the Company and PriceWaterhouse Coopers, LLP, on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, nor have there been any reportable events as defined under Item 304(a)(1)(v). The Audit Committee approved the engagement of Merdinger, Fruchter, Rosen, and Corso, P.C. as the Company's independent accountant and auditor. The Board of Directors, on recommendation of the Audit Committee, has selected the firm as the Company's independent accountant and auditor for the year ending December 31, 2000
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Company's Board of Directors consists of five (5) members. The directors are elected at the annual meeting of shareholders or are appointed by the incumbent Board of Directors and serve until the next annual meeting of shareholders or until a successor has been elected or appointed. Set forth below is certain information regarding the directors and executive officers of the Company during fiscal year 2000.

William M. Birdsall, Director

         Mr. Birdsall was Chairman of the Board and Chief Executive Officer of the Company until December 18, 1997, effective as of that date. Mr. Birdsall resigned his position as Chairman of the Board and Chief Executive Officer, but continues to serve as an independent Director of the Company. He also serves as President of Birdsall & Corporation, a real estate investment and finance firm located in Durango, Colorado. Before starting Birdsall & Corporation in 1993, Mr. Birdsall was Chairman and CEO of Price REIT, a public corporation that he co-founded and took public in 1991. Mr. Birdsall has been involved with real estate development since 1978. He was Chief Operating Officer of Estes Properties, Inc., where he was responsible for operations of the Lowes Ventana Canyon Resort and Golf Club in Tucson, Arizona, a 2,000-acre planned community and resort hotel. From 1982 through 1987 he was Senior Vice-President of Real Estate for Ramada, Inc., an international hotel chain. He now serves on the Scripps Memorial Hospitals Foundation Board and is a member of the Young Presidents Organization, Arizona Bar Association, Urban Land Institute, and International Council of Shopping Centers.

Guy E. Hatfield, Director

         Mr. Hatfield has served as a Director of the Company since 1996. Mr. Hatfield, 66, has been President of All American Group, Inc., a Delaware corporation, since 1989. Mr. Hatfield earned a Bachelor of Science degree from Bradley University in 1955 and a J.D. from the University of San Diego in 1962. From 1984 to 1989, Mr. Hatfield was Chairman of the Board and Chief Executive Officer of Motels of America, Inc., a corporation that built and managed 107 Super 8 motels and had gross annual sales of $80,000,000. Since 1989, Mr. Hatfield has served as President and Chairman of Hatfield Inns, Inc., a corporation involved in the ownership and management of hotel properties.

Brian K. Rodgers, Director

         Mr.  Rodgers has served as a Director of the Company since 1999.
Mr. Rodgers, 29, is an associate of HVS International, a worldwide hotel consulting and appraisal firm serving hotel owners and lenders throughout the United States and abroad. Mr. Rodgers has conducted appraisals on hotel assets and development projects valued at over $1 billion. Prior to his employment at HVS International, Mr. Rodgers gained hotel operational experience at Four Seasons Hotels and Resorts, serving a management role in the opening of the Four Seasons Resort Aviara, located in Carlsbad, California. Mr. Rodgers earned a Bachelor of Arts degree in Psychology from the University of California at San Diego in 1994 and a Masters of Management in Hospitality from Cornell University in 1998. Mr. Rodgers resides in San Francisco, California and is an active member of the Cornell Hotel Society.

Robert E. Dixon, Director, Chairman

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

Glen Fuller, Director

         Glen W. Fuller, 27, was appointed a Director by the incumbent Board of Directors, effective as of December 23, 1999, to fill the vacancy created by the resignation of Michael S. McNulty. Mr. Fuller was appointed Chief Operating Officer in January 2000. Mr. Fuller is also senior vice president, chief operating officer, and a director of MacKenzie Patterson, Inc., the Company's external advisor. Prior to becoming a senior vice president, Mr. Fuller served MacKenzie Patterson for two years as a portfolio manager and research analyst. Prior to joining MacKenzie Patterson, Mr. Fuller was responsible for managing the over the counter trading desk for North Coast Securities Corp., a registered broker-dealer, with responsibility for both the proprietary and retail trading desks. Mr. Fuller was also the registered options principal and registered municipal bond principal for North Coast Securities. Mr. Fuller currently is a NASD registered options principal, registered bond principal, and holds a NASD Series 7, general securities license. Mr. Fuller has also worked on the floor of the New York Stock Exchange as a trading clerk and on the floor of the Pacific Stock Exchange in San Francisco as an assistant specialist for LIT America.

Compensation of Directors

         In 1999, Messrs. Dixon and Rodgers purchased 10,000 shares of the Class "A" Common Stock of the Company. The purchase price for the Class "A" Common Stock was paid by the execution by each director of a $25,000.00 non-recourse promissory note secured by the purchased shares. In connection with the purchase of the shares, the Company agreed to forgive the promissory notes (i) in increments of 20% of the principal amount per annum for each year the director remains a director of the Company, and (ii) upon the death, disability or resignation of the director (except for voluntary resignation or failure to serve). The Company did not pay any directors fees during fiscal year 2000 however, the Company forgave $4,200 in interest due on notes. This amount was considered directors fees in 2000.

         The Company has not paid and does not anticipate paying directors for service on committees. All of the directors of the Company are entitled to participate in the Host Funding, Inc. 1997 Incentive Plan, however, since adoption, no benefits have been issued under the Incentive Plan

Section 16-(a): Beneficial Ownership Reporting Compliance

         Section 16-(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and change in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish the Company with copies of all Section 16-(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 3, 4 or 5 were required for those persons, the Company believes that, from January 1, 2000 to December 31, 2000, all filing requirements applicable to its officers, directors, and greater than ten percent (10%) beneficial owners, were timely met.

ITEM 11.  EXECUTIVE COMPENSATION

                     none

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Security Ownership of Certain Beneficial Owners

         The following table sets forth the ownership of the voting securities of the Company both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the owner of more than five percent (5%) of the voting securities of the Company as of the close of business on March 29, 2000. The number of shares and percentage ownership of Common Stock for each person or entity assumes that shares of Common Stock issuable upon exercise of stock warrants to such person or entity (exclusive of others) exercisable within sixty (60) days from March 27, 2001 are outstanding. The information in the following table is taken from or based upon ownership filings made by the listed persons or entities with the Securities and Exchange Commission or upon information provided by such persons or entities.

Five Percent Shareholders,                                          Approximate
Directors, Director, Nominees                   Shares             Percentage of
and Named Executive Officers                Beneficially Owned        Class
-----------------------------------         ------------------     -------------
MacKenzie Patterson, Inc.(1)
    Class A Common                               606,838(2)             22.9%
    Series A Convertible Preferred               788,556(3)             90.0%

C.E. Patterson(1)
    Class A Common                               621,838(4)             23.5%
    Series A Convertible Preferred              788,556(30)             90.0%

Guy E. Hatfield(5)
    Class A Common                               378,716(6)             14.3%

Sutter Opportunity Fund, LLC(7)
    Class A Common                             255,488(8,9)              9.6%
    Series A Convertible Preferred                88,556                10.0%

Robert Dixon(7)
    Class A Common                             255,488(8,9)              9.6%
    Series A Convertible Preferred                  88,556              10.0%

William M. Birdsall(1)
    Class A Common                                  20,000                *

Brian K. Rodgers(1)
    Class A Common                                  10,000                *

Hotel Internacional
Advisors, LLC ("HIA") (10)
    Class A Common                               1,000,000              37.7%

Michael S. McNulty(11)
    Class A Common                            1,000,000(12)             37.7%

All Directors  and  Executive
Officers as a Group
(6 persons)(15)
    Class A Common                               1,286,042              48.5%
    Series A Convertible Preferred                 877,112             100.0%

* Represents holdings of less than one percent.

(1)      1640 School Street, Moraga, CA  94556.

(2) Includes warrants to purchase up to 500,000 shares of Class A Common Stock. Also includes 106,838 shares owned collectively by MP Value Fund, LLC, Accelerated High Yield Pension Investors, Ltd., Accelerated High Yield Income Fund II, Ltd., and Accelerated High Yield Income Fund, Ltd., of which MacKenzie Patterson, Inc. is either the general partner or manager. Mr. Patterson is the President and a Director of MacKenzie Patterson. Mr. Glen W. Fuller may be deemed to be a beneficial owner of the shares owned by MacKenzie Patterson, Inc. by virtue of his position as a Director and an Executive Officer of MacKenzie Patterson. Mr. Fuller disclaims beneficial ownership of such shares.

(3) Includes warrants to purchase 500,000 shares of Class A Common Stock of the Company owned by MacKenzie Patterson, Inc. Also includes 106,838 shares owned collectively by MP Value Fund, LLC, Accelerated High Yield Pension Investors, Ltd., Accelerated High Yield Income Fund II, Ltd., and Accelerated High Yield Income Fund, Ltd., of which MacKenzie Patterson, Inc. is either the general partner or manager. Mr. Patterson may be deemed to be a beneficial owner of the shares owned by MacKenzie Patterson, Inc. by virtue of his position as a Director and President of MacKenzie Patterson. Mr. Patterson disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Mr. Patterson does own 15,000 shares individually. Mr. Glen W. Fuller may be deemed to be a beneficial owner of the shares owned by MacKenzie Patterson, Inc. by virtue of his position as a Director and an Executive Officer of MacKenzie Patterson, Inc. Mr. Fuller disclaims beneficial ownership of such shares.

(4) Includes 500,000 shares owned by MacKenzie Patterson, Inc. of which Mr. Patterson serves as President and a Director. C.E. Patterson, the Company's Chief Executive Officer, may be deemed to be a beneficial owner of the shares owned by MacKenzie Patterson by virtue of his position as a Director and President of MacKenzie Patterson. Mr. Patterson disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Mr. Glen W. Fuller may be deemed to be a beneficial owner of the shares owned by MacKenzie Patterson by virtue of his position as a Director and an Executive Officer of MacKenzie Patterson. Mr. Fuller disclaims beneficial ownership of such shares.

(5)      230 West Laurel Street, #1003, San Diego, CA  92101.

(6) Includes 1,106 shares held in an Individual Retirement Account with Sunwest Federal Credit Union for the benefit of Mr. Hatfield's wife, Dorothy Hatfield; 1,574 shares held in an Individual Retirement Account with Sunwest Federal Credit Union for the benefit of Mr. Hatfield; 425 shares held in trust by Mr. Hatfield, as trustee, for the benefit of Mr. Hatfield and his wife; 240,000 shares held in the Hatfield Family Trust; 340 shares held by Sunwest Federal Credit Union for the benefit of Mr. Hatfield's son, Scott J. Hatfield; and 340 shares held in the name of Scott J. Hatfield, of which Mr. Hatfield may be deemed the beneficial owner. Mr. Hatfield disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(7)      595 Market Street, Suite 2100, San Francisco, CA  94105.

(8) Includes 22,500 shares owned by Sutter Capital Management, LLC, the manager of Sutter Opportunity Fund, LLC, which owns 232,988 shares. Mr. Dixon is the managing member of Sutter Capital, which is the manager of Sutter Opportunity.

(9) Includes 22,500 shares owned by Sutter Capital Management, LLC and 232,988 shares owned by Sutter Opportunity Fund, LLC. Robert E. Dixon, one of the Directors of the Company, is the managing member of Sutter Capital and thereby controls Sutter Opportunity. Mr. Dixon may be deemed to be a beneficial owner of the shares owned by Sutter Capital and Sutter Opportunity by virtue of his position as the managing member of Sutter Capital. Mr. Dixon disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(10)     6116 N. Central Expressway, Suite 1313, Dallas, TX 75206.

(11)     McNulty is the managing member of HIA.

(12) Mr. McNulty may be deemed to be a beneficial owner of the shares owned by HIA by virtue of his position as a managing member of HIA. Mr. McNulty disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Advisory Agreement

         Effective January 1, 2000, the Company entered into an Advisory Agreement with MPI pursuant to which the Company engaged MPI as the external advisor of the Company. Under the Advisory Agreement, the Company appointed MPI as the Company's exclusive agent to supervise the day-to-day operations of the Company, including, overseeing the lessees of the Company Hotels, serving as the Company's advisor and consultant in connection with the administrative, policy and investment decisions made by the Board of Directors of the Company, and performing or supervising the various administrative and accounting functions necessary for the management of the Company. The Company agreed to pay MPI an advisory fee of $350,000 per year for the advisory and administrative services provided by MPI under the Advisory Agreement. In order to implement the responsibilities of MPI under the Advisory Agreement, the principal offices of the Company were relocated to Moraga, California in January, 2000. Mr. C.E. Patterson, Chief Executive Officer of the Company, and Mr. Glen Fuller, Chief Operating Officer of the Company, are also executive officers and directors of MPI. MPI is also the direct or indirect beneficial owner of 606,838 shares of the Class "A" Common Stock and 788,556 shares of the Series "A" Convertible Preferred Stock of the Company. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report on Form 10-K Annual Report:

         (1)    Financial Statements:

                Independent Auditors' Report

                Consolidated Balance Sheets at December 31, 2000 and 1999

                Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

                Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999, and 1998

                Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

                Notes to Consolidated Financial Statements

         (2)    Financial Statement Schedule:

                Independent Auditors' Report on Supplemental Information

                Schedule III - Real Estate and Accumulated Depreciation

(b) The Company did not file any reports on Form 8-K during the fourth quarter of 2000.

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

         C. E. Patterson

Title:   President

Date:    April 12, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

   Signature                       Title                      Date

/s/ William M. Birdsall            Director                   April 12, 2001
-----------------------

William M. Birdsall

/s/ Robert E. Dixon                Director                   April 12, 2001
-------------------

Robert E. Dixon

/s/ Guy E. Hatfield                Director                   April 12, 2001
-------------------

Guy E. Hatfield

/s/ Glen Fuller                    Director                   April 12, 2001
---------------

Glen Fuller

/s/ Brian K. Rodgers               Director                   April 12, 2001
--------------------

Brian K. Rodgers

/s/ C. E. Patterson                President and Chief        April 12, 2001
-------------------                Executive Officer

C. E. Patterson

/s/ Paul Koslosky                  Chief Financial and        April 12, 2001
-----------------                  Accounting Officer
Paul Koslosky

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

                               HOST FUNDING, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX


                                                                            Page
                                                                          Number


Independent Auditors' Report                                                  29

Consolidated Balance Sheets                                                   30

Consolidated Statements of Operations                                         32

Consolidated Statement of Shareholders' Equity                                33

Consolidated Statements of Cash Flows                                         36

Notes to Consolidated Financial Statements                                    40

Independent Auditors' Report on Supplementary Information                     69

Schedule III Real Estate and Accumulated Depreciation                         70

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Host Funding, Inc.:

We have audited the accompanying consolidated balance sheet of Host Funding, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of Host Funding, Inc. and Subsidiaries as of December 31, 1999 and 1998, were audited by other auditors whose report dated March 24, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Host Funding, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                Certified Public Accountants

Los Angeles, California
April 9, 2001

                       HOST FUNDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                  ------------------------------
ASSETS                                                2000              1999
                                                  -----------        -----------
Land, Property and Equipment -
   Held for Investment:
         Buildings and improvements                 $17,664,925     $17,664,925
         Furnishings and equipment                    3,319,371       3,200,271
         Less accumulated depreciation               (3,767,068)     (2,832,258)
                                                  -------------    -------------
                                                     17,217,228      18,032,938
         Land                                         5,667,570       5,667,570
                                                  -------------    -------------
         Total land, property and equipment
         - held for investment                       22,884,798      23,700,508
                                                  -------------    -------------

Land, Property and Equipment - Held for Sale:
         Building and improvements                    1,912,730       1,912,730
         Furnishings and equipment                      379,698         379,698
         Less accumulated depreciation                 (275,774)       (275,774)
         Land                                           702,500         702,500
                                                  -------------    -------------
         Land, property and equipment
         - held for sale                              2,719,154       2,719,154
                                                  -------------    -------------

Investment in Hotel Properties                        3,266,146               -
                                                  -------------    -------------

         Total land, property and equipment          28,870,098      26,419,662

Cash and Cash Equivalents                                36,744       1,129,115

Restricted Cash                                         622,593         271,341

Rent Receivable                                         309,661          49,823

Due from Related Parties                                 20,611           4,223

Long-Term Advances to Lessees                           110,090         110,090

Restricted Investments                                  288,000         288,000

Loan Commitment Fees, net of accumulated
 amortization of $809,269 and $755,338                  967,547       1,023,212

Franchise Fees - net of accumulated
 amortization of $37,088 and $27,989                     63,912          73,011

Prepaid Expenses and Other Current Assets               333,041         451,573
                                                  -------------    -------------

TOTAL ASSETS                                        $31,622,297     $29,820,050
                                                  =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                       December 31,
                                                           -----------------------------------
                                                                2000                  1999
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Long-term Debt                                               $22,460,998          $23,035,200

Short-term Debt                                                1,194,597              962,791

Long-term Lease Deposit                                          468,000              588,000

Advances by Lessee                                               191,571                    -

Option Deposits                                                   20,000               20,000

Accounts Payable and Other Accrued Expenses                      212,027            1,167,444

Due to Related Parties                                           269,245                    -

Accrued Interest                                                 425,592              311,971

Accrued Property Taxes                                           178,772              107,111
                                                           -------------        -------------
         Total liabilities                                    25,420,802           26,192,517
                                                            ------------        -------------

Minority Interest in Partnerships                                 75,975               87,953
                                                           -------------        -------------

         Series A Preferred stock; $0.01 par value;
          $4.00 liquidation preference;  2,000,000 shares
         authorized; 877,112 and 500,000 shares issued
         and outstanding                                       2,254,222            1,500,000

Commitments and Contingencies (Note 7)

SHAREHOLDERS' EQUITY
         Class A Common stock, $.01 par value;
         50,000,000 shares authorized; 2,650,100
         and 1,720,000 shares issued and outstanding              26,501               17,200

         Additional Paid-In Capital                           11,148,160            8,107,023

         Accumulated Deficit                                  (7,248,211)          (6,011,046)

         Less:  Unearned directors' compensation net of
          accumulated amortization of $99,403 and $72,403        (46,597)        (     73,597)
                                                           -------------        --------------
                                                               3,879,853            2,039,580
         Less: Common stock in treasury, at cost,
          3,800 and -0- shares                                   ( 8,555)                   -
                                                           -------------        -------------
         Total shareholders' Equity                            3,871,298            2,039,580
                                                           -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $31,622,297          $29,820,050
                                                             ===========        =============

The accompanying notes are an integral part of these consolidated financial statements.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   For The Year Ended
                                                                                       December 31,
                                                                    ----------------------------------------------
                                                                            2000          1999             1998
                                                                    ------------     ------------     ------------
INCOME FROM PROPERTY OPERATIONS
         Room revenue                                                $   858,571      $   424,637  $             -
         Operating expenses                                              520,192          243,628                -
                                                                    ------------     ------------     ------------
                  Total income from property operations                  338,379          181,009                -
                                                                    ------------     ------------     ------------

CORPORATE REVENUE
         Lease revenue - lessees                                       2,909,193        3,368,330        3,891,259
         Interest and other income                                       206,311           86,366           34,783
                                                                    ------------    -------------     ------------
                  Total corporate revenue                              3,115,504        3,454,696        3,926,042
                                                                     -----------      -----------       ----------
Total Revenue                                                          3,453,883        3,635,705        3,926,042
                                                                     -----------      -----------       ----------

EXPENSES
         Interest expense                                              2,415,957        2,660,667        2,693,219
         Depreciation and amortization                                   968,880          994,849        1,068,308
         Administrative expenses - other                                 768,221          862,407          704,272
         Director fees                                                     4,200           88,700           20,000
         Property taxes                                                  393,950          354,543          329,115
         Minority interest in partnerships                               (11,978)     (   150,829)       (  16,710)
         Other expenses                                                        -           56,456                -
         Amortization of unearned directors' compensation                 27,000          119,195           54,000
                                                                   -------------     ------------     ------------
         Total expenses                                                4,566,230        4,985,988        4,852,204
                                                                     -----------      -----------       ----------

Loss From Operations                                                  (1,112,347)      (1,350,283)        (926,162)
                                                                     -----------      -----------       ----------

OTHER INCOME (EXPENSE)
         Valuation Reserve                                                     -                -         (444,000)
         Loss from Sale of Property                                            -      (   607,299)               -
         Gain from Transfer of Lease                                           -          278,862          572,846
         Relinquished Project Costs                                  (   226,734)     (   294,005)        (107,000)
                                                                     -----------    -------------       ----------
         Total Other Income (Expense)                                (   226,734)     (   622,442)          21,846
                                                                     ------------   --------------     -----------

Net Loss Before Extraordinary Item                                    (1,339,081)      (1,972,725)        (904,316)
                                                                     -----------     ------------       -----------

Extraordinary Gain on Restructure of Notes (Note 9)                      101,916                 -               -
                                                                     -----------     -------------      -----------

NET LOSS                                                             $(1,237,165)     $(1,972,725)      $ (904,316)
                                                                     ============     ============     ============

NET LOSS PER COMMON SHARE - Basic and Diluted

Net loss per share before extraordinary item                      $       (0.62)    $       (1.22)    $     (0.58)
   Extraordinary gain per share                                            0.05                 -               -
                                                                  --------------    --------------    ------------
Net loss per share including extraordinary item                   $       (0.57)    $       (1.22)    $     (0.58)
                                                                  ==============    ==============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                                                HOST FUNDING, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
                                Class A Common Stock         Additional     Earnings        Unearned                       Total
                         ---------------------------------     Paid-in    (Accumulated      Directors'      Treasury   Shareholders'
                         Shares      Par Value    Warrants     Capital       Deficit       Compensation      Stock        Equity
                         ------      ---------    --------     -------       -------       ------------      -----        ------
Balance at
 December 31, 1997       1,535,800   $ 15,358     $     -    $ 7,600,776   $ (3,134,005)   $  (202,792)     $    -      $ 4,279,337

Amortization of
 unearned directors
 compensation                    -          -           -              -              -         54,000           -           54,000

Common stock issued
 for acquired
  properties
  acquisition fee           17,500        175           -        114,925              -              -           -          115,100

Common stock issued
 as compensation to
 employee                      200          2           -          1,124              -              -           -            1,126

Common stock issued
 pursuant to sale
 of lease rights            62,200        622           -        287,378              -              -           -          288,000

Principal reduction:
 notes receivable
 directors                       -          -           -              -              -          6,000           -            6,000

Retirement of common
 stock                     (54,400)      (544)          -       (153,703)             -              -           -         (154,247)

Common stock issued
 as deposit for legal
 fees returned             (15,000)      (150)          -        (97,350)             -              -           -          (97,500)

Net loss                         -          -           -              -       (904,316)             -           -         (904,316)
                        ----------- ----------   ---------   ------------    -----------   ------------   ---------   --------------
Balance at
 December 31, 1998       1,546,300     15,463           -      7,753,150     (4,038,321)      (142,792)          -        3,587,500
                        ----------- ----------   ---------   ------------  -------------   ------------   ---------   --------------
Common stock issued
 as compensation
 to employee                 1,000         10           -          2,240              -              -           -            2,250


The accompanying notes are an integral part of the consolidated financial statements.


                                                HOST FUNDING, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                       FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
                                Class A Common Stock         Additional     Earnings        Unearned                       Total
                         ---------------------------------     Paid-in    (Accumulated      Directors'      Treasury   Shareholders'
                         Shares      Par Value    Warrants     Capital       Deficit       Compensation      Stock        Equity
                         ------      ---------    --------     -------       -------       ------------      -----        ------
Amortization of
 unearned directors
 compensation                -              -           -           -             -             24,000          -            24,000

Forgiveness of
 balance of unearned
 compensation to
 former directors            -              -           -           -             -             95,195          -            95,195

Common stock sold to
 director               20,000            200           -      19,800             -                  -          -            20,000

Retirement of common
 stock                    (100)            (1)          -        (411)            -                  -          -              (412)


Common stock issued
 to former directors
 and chairman           30,000            300           -      82,200             -                  -          -            82,500

Common stock issued
 to new directors       20,000            200           -      49,800             -            (50,000)         -                 -

Common stock issued
 in payment of debt    102,800          1,028           -     200,244             -                  -          -           201,272

Warrants issued to
 new investor                -              -     750,000           -             -                  -          -           750,000

Net loss                     -              -           -           -    (1,972,725)                 -          -        (1,972,725)
                    -----------    -----------  ----------  ----------  ------------      -------------  ---------   ---------------
Balance at December
 31, 1999            1,720,000         17,200     750,000   8,107,023    (6,011,046)           (73,597)         -         2,789,580

Prior period
 adjustment                  -              -    (750,000)          -             -                  -          -          (750,000)
                    -----------    -----------  ---------- -----------  ------------      -------------  ---------   ---------------
Balance at December
 31, 1999
 as adjusted         1,720,000         17,200           -   8,107,023    (6,011,046)           (73,597)         -         2,039,580


The accompanying notes are an integral part of the consolidated financial statements.


                                                HOST FUNDING, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                       FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
                                Class A Common Stock         Additional     Earnings        Unearned                       Total
                         ---------------------------------     Paid-in    (Accumulated      Directors'      Treasury   Shareholders'
                         Shares      Par Value    Warrants     Capital       Deficit       Compensation      Stock        Equity
                         ------      ---------    --------     -------       -------       ------------      -----        ------
Amortization of
 unearned directors
 compensation                -              -           -            -             -            27,000           -           27,000

Retirement of
 common stock          (69,900)          (699)          -     (138,863)            -                 -           -         (139,562)

Purchase of treasury
 stock                       -              -           -            -             -                 -      (8,555)          (8,555)

Common stock issued
 for purchase of
 Mexican hotel
 properties          1,000,000         10,000           -    3,180,000             -                 -           -        3,190,000

Net loss                     -              -           -            -    (1,237,165)                -           -       (1,237,165)
                    -----------    -----------   --------- ------------   -----------      ------------   ---------   --------------
Balance at December
 31, 2000            2,650,100     $   26,501     $     -  $ 11,148,160  $(7,248,211)      $   (46,597)  $  (8,555)    $  3,871,298
                    ===========    ===========   ========= ============= ============      ============  ==========   ==============







The accompanying notes are an integral part of the consolidated financial statements.

                                           HOST FUNDING, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For The Year Ended December 31,
                                                                 -----------------------------------------------------
                                                                       2000                1999              1998
                                                                -----------------   ----------------    ---------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                                        $(1,237,165)     $(1,972,725)       $(904,316)
     Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
     Depreciation and amortization                                       968,880          994,849        1,068,308
     Amortization of loan fees                                            53,931           55,207          135,086
     Amortization of unearned directors' compensation                     27,000          119,195           54,000
     Stock issued as compensation                                              -            2,250            1,126
     Gain from transfer of lease                                               -         (278,862)        (572,846)
     Minority interest in partnerships                                   (11,978)        (150,829)         (16,040)
     Impairment loss on assets held for sale                                   -                -          444,000
     Loss from sale of property                                           12,115          607,299                -
     Common stock issued to directors
      for director fees                                                        -           82,500                -
     Common stock issued in payment of interest                                -           19,335                -
Changes in certain operating assets and liabilities:
     Rent receivable                                                    (259,838)         186,931         (121,426)
     Due from related parties                                            (16,388)          32,389          (16,670)
     Prepaid expenses and other current assets                            44,118         (230,573)        (135,967)
     Notes receivable - directors                                              -                -            6,000
     Accounts payable and accrued expenses                              (955,417)         121,318          518,911
     Due to related parties                                              269,245                -                -
     Accrued interest                                                    113,621           80,394           35,524
     Accrued property taxes                                               71,661          (25,354)        (116,358)
                                                                   --------------    -------------    -------------
     Net cash provided by (used in) operating activities                (920,215)        (356,676)         379,332
                                                                   --------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of land, property and equipment                           (156,184)        (211,675)      (1,044,746)
     Increase/(decrease) in restricted cash                             (351,252)         215,232           71,185
     Long-term advances to lessee                                              -                -         (110,090)
     Proceeds from sale of property                                            -        2,400,000                -
     Costs of property sale                                                    -         (165,690)               -
     Proceeds related to transfer of lease                                     -          500,000                -
     Payments related to transfer of lease                                     -         (221,138)               -
     Reimbursement of advances to lessee                                       -                -          255,841
     Proceeds related to sale of leasing rights                                -                -          807,200
     Payments related to sale of leasing rights                                -                -         (346,355)
                                                                   --------------    -------------    -------------
         Net cash provided by (used in)
          investing activities                                          (507,436)       2,516,729         (366,965)
                                                                   --------------    -------------    -------------

The accompanying notes are an integral part of these consolidated financial statements.


                                                HOST FUNDING, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                           For The Year Ended December 31,
                                                                 -----------------------------------------------------
                                                                       2000                1999              1998
                                                                -----------------   ----------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                      -           20,000                -
     Sale of preferred stock                                             754,222        1,500,000                -
     Payment of loan commitment fees                                           -                -         (275,937)
     Borrowings on short-term debt                                       214,126          207,000                -
     Payment of short-term debt                                         (121,882)        (664,314)        (319,213)
     Borrowings on long-term debt                                              -                -        1,175,000
     Purchase of treasury stock                                           (8,555)            (416)        (154,247)
     Payments on long-term debt                                         (574,202)      (2,179,536)        (420,509)
     Payment of long-term lease deposit                                 (120,000)               -                -
     Receipt of advances by lessee                                       191,571                -                -
     Receipt of option deposits                                                -           20,000                -
                                                                   --------------    -------------    -------------
         Net cash provided by (used in)
          financing activities                                           335,280       (1,097,266)           5,094
                                                                   --------------    -------------    -------------

Net Change in Cash and Cash Equivalents                               (1,092,371)       1,062,787           17,461

Cash and Cash Equivalents - Beginning                                  1,129,115           66,328           48,867
                                                                   --------------    -------------    -------------

Cash and Cash Equivalents - Ending                                  $     36,744     $  1,129,115     $     66,328
                                                                   ==============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

Cash Paid During the Year for:
     Interest Expense                                                 $2,248,405       $2,525,067       $2,522,609
                                                                   ==============    =============    =============
     Income Taxes                                                   $          -      $         -      $         -
                                                                   ==============    =============    =============

Non-Cash Investing Activities:

     Common stock issued in exchange
      for investment property
         Class A common stock                                       $      9,301      $         -      $         -
         Additional paid in capital                                    3,180,699                -                -
         Land, property and equipment                                 (3,190,000)               -                -
                                                                   --------------    -------------    -------------
         Net non-cash investing activity                            $          -      $         -      $         -
                                                                   ==============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.


                                                HOST FUNDING, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                                           For The Year Ended December 31,
                                                                 -----------------------------------------------------
                                                                       2000                1999              1998
                                                                -----------------   ----------------    ---------------
Non-Cash Investing Activities (continued):

     Property & equipment additions; repairs
      made by Buckhead to certain properties
            Notes and other receivable                             $           -     $   (265,459)    $   (134,541)
         Other accrued expenses                                                -         (191,570)               -
         Land, property & equipment                                            -          457,029          134,541
                                                                   --------------    -------------    -------------
         Net non-cash investing activity                           $           -     $          -     $          -
                                                                   ==============    =============    =============

     Common stock issued for acquired properties
      acquisition fee
         Additional paid in capital                                $           -     $          -     $    114,925
         Common stock                                                          -                -              175
         Land, property and equipment                                          -                -         (115,100)
                                                                   --------------    -------------    -------------
         Net non-cash investing activity                           $           -     $          -     $          -
                                                                   ==============    =============    =============

     Sale of leasing rights
         Buckhead stock receivable                                 $           -     $          -     $   (400,000)
         Acquisition finance note receivable                                   -                -         (212,000)
         Sale of lease rights                                                  -                -          612,000
                                                                   --------------    -------------    -------------
         Net non-cash investing activity                           $           -     $              - $          -
                                                                   ==============    =============    =============

     Receipt of Buckhead stock
         Buckhead stock receivable                                 $           -     $          -     $    400,000
         Investment in Buckhead                                                -                -         (400,000)
                                                                   --------------    -------------    -------------
         Net non-cash investing activity                           $           -     $          -     $          -
                                                                   ==============    =============    =============

     Reimbursement of capital expenditures
      relating to property leased to Buckhead
         Capital expenditure reserve                               $           -     $          -     $    100,000
         Note receivable, Buckhead                                             -                -         (100,000)
                                                                   --------------    -------------    -------------
         Net non-cash investing activity                           $           -     $          -     $          -
                                                                   ==============    =============    =============


     Receipt of stock for Buckhead lease deposit
         Restricted investments                                    $           -     $          -     $    288,000
         Security deposits                                                     -                -         (288,000)
                                                                   --------------    -------------    -------------
         Net non-cash investing activity                           $           -     $          -     $          -
                                                                   ==============    =============    =============

     Common stock issued pursuant to the
      sale of lease rights
         Common stock                                              $           -     $          -      $       622
         Additional paid in capital                                            -                -          287,378
         Note receivable - Buckhead                                            -                -         (288,000)
                                                                   --------------    -------------    -------------
         Net non-cash investing activity                           $           -     $          -      $         -
                                                                   ==============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements

                                                HOST FUNDING, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                                           For The Year Ended December 31,
                                                                 -----------------------------------------------------
                                                                       2000                1999              1998
                                                                -----------------   ----------------    ---------------
     Non-Cash Financing Activities:

     Acquisition costs funded by note payable
         Other assets                                              $           -     $    190,000     $          -
         Short term debt                                                       -         (190,000)               -
                                                                   --------------    -------------    -------------
         Net non-cash financing activity                           $           -     $          -     $          -
                                                                   ==============    =============    =============

     Retirement of stock previously issued in
      payment of interest and principal
      on short-term debt
         Common stock                                              $        (699)    $          -     $          -
         Additional paid-in capital                                     (138,863)               -                -
         Short-term debt                                                 139,562                -                -
                                                                   --------------    -------------    -------------
         Net non-cash financing activity                           $           -     $          -     $          -
                                                                   ==============    =============    =============

     Common stock issued in payment of
      interest and principal on short term debt
         Common stock                                              $           -     $      1,028     $          -
         Additional paid-in capital                                            -          200,244                -
         Interest                                                              -          (19,336)               -
         Short term debt                                                       -         (181,936)               -
                                                                   --------------    -------------    -------------
         Net non-cash financing activity                           $           -     $          -     $          -
                                                                   ==============    =============    =============

     Common stock issued to new directors
         Common stock                                              $           -     $        200     $          -
         Additional paid in capital                                            -           19,800                -
         Notes receivable, directors                                           -          (20,000)               -
                                                                   --------------    -------------    -------------
         Net non-cash financing activity                           $           -     $          -     $          -
                                                                   ==============    =============    =============

     Common stock returned as deposit for legal fee
         Deposits                                                  $           -     $          -     $     97,500
         Additional paid in capital                                            -                -          (97,350)
         Common stock                                                          -                -             (150)
                                                                   --------------    -------------    -------------
         Net non-cash financing activity                           $           -     $          -     $          -
                                                                   ==============    =============    =============





The accompanying notes are an integral part of these consolidated financial statements.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 -          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation
                  The accompanying consolidated financial statements include the accounts of Host Funding ("Host Funding" or the "Company"), incorporated under the laws of the state of Maryland on December 22, 1994, and structured to qualify as a Real Estate Investment Trust ("REIT") and its subsidiaries:

                  a) CrossHost, Inc. ("CrossHost"), (owned 100% by the Company);
                  b) Host Enterprises, Inc. ("Enterprise"), (owned 100% by the
                     Company);
                  c) Host Ventures, Inc., ("Ventures"), (owned 100% by
                     Enterprise);
                  d) BacHost, LLC ("BacHost"), (an 81% ownership interest by the Company);
                  e) BH Findlay LP ("BHF"), (owned 99% by BacHost) and;
                  f) BH Auburn LP ("BHA"), (owned 99% by BacHost).

                  Organization and Background
                  The principal business of the Company is to acquire and then lease limited service and full service hotels/motels to proven hotel operators, which manage and operate the hotels/motels pursuant to such leases.

                  On December 22, 1999, the Company sold to Mackenzie Patterson, Inc. ("MPI"), a California real estate venture capitalist, 500,000 shares of the Series "A" Convertible Preferred Stock, $0.01 par value per share (the "Series "A" Preferred"), of the Company for a purchase price of $1,500,000. The proceeds from the sale of the Series "A" Preferred were used by the Company to satisfy current obligations and for working capital. The Company also issued to MPI warrants to purchase 500,000 shares of the Class "A" Common Stock of the Company for an exercise price of $3.00 per share, exercisable at any time for a period of six years from December 22, 1999 (the "Warrants"). Concurrently with the purchase of the shares of Series "A" Preferred and the issuance of the Warrants, the Company and MPI entered into an Advisory Agreement pursuant to which MPI assumed the day to day operations of the Company and direction of new investments on behalf of the Company (see Note 7).

                  Unless stated otherwise, the hotel properties owned by the subsidiaries of the Company are herein referred to as the "Company Hotels" or "Company Properties". Host Funding is listed and traded on the American Stock Exchange under the symbol "HFD."

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 -          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

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

                  Revenue Recognition

                  The Company records its leases as operating leases, and recognizes base and contingent lease revenue on an accrual basis as earned in accordance with the terms of the lease agreements.

                  Land, Property, and Equipment Held for Investment/ Land, Property and Equipment Held for Sale

                  Buildings and improvements are stated at historical cost and depreciated over useful lives of 35 years from the original date of acquisition using the straight-line method. Hotel furnishings and equipment are stated at historical cost and depreciated using primarily straight-line methods over useful lives ranging from 3 to 7 years from the original historical date of acquisition. Depreciation expense as of December 31, 2000 and 1999 is $959,780 and $984,016, respectively.

                  The Vagabond Inn property (formerly a Super 8 Motel) located in Mission Bay, California (the "Mission Bay Property") has been included under Land, Property and Equipment Held for Sale, and is subject to an option agreement whereby the lessee has the right to purchase the Mission Bay Property upon written notice. The Company has received such notice (see Note 3 for a further description of the pending Mission Bay Property sale).

                  The Country Hearth Inn located in Findlay, Ohio (the "Findlay Property") was sold in the fourth quarter of 1999 (see Note 3 for a further description of the sale of the Findlay Property). Prior to the sale, the Findlay property was included under Land, Property, and Equipment Held for Sale.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 -          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

                  Land, Property, and Equipment Held for Investment/ Land, Property and Equipment Held for Sale (continued)

                  The Company periodically evaluates the carrying value of its real estate properties to determine if circumstances exist indicating impairment in the carrying value of such properties. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows from each individual property. In cases when the Company does not expect to recover the carrying value, the Company recognizes an impairment loss. When management identifies an asset held for sale, the Company estimates the fair value of such assets. If, in management's opinion, the fair value of the asset is less than the carrying amount of the asset, a reserve for impairment is established. Fair value is estimated as the amount at which the carrying asset could be bought or sold, less costs to sell.

                  Investment in Hotel Properties

                  In connection with the Investment Letter Agreement between the Company and Hotel International Advisers, LLC, effective June 2000, the Company exchanged 1,000,000 shares of its Class A Common Stock for interests in four hotel properties owned by Bufete Grupo Internacional, a subsidiary of Hotel International Advisers, LLC. The Company received a 25% equity interest in each of the properties and is recording the investment using the equity method.

                  Cash and Cash Equivalents

                  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                  Concentration of Credit Risk

                  The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

                  Restricted Cash

                  Restricted cash represents cash deposited in escrow accounts under contractual agreements for property taxes, capital improvements and other uses that are set forth in such agreements.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 -          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

                  Rent Receivable

                  Rent receivable represents rent outstanding and receivable pursuant to the lease agreements.

                  Long-term Advances to Lessees

                  Long-term advances represent amounts forwarded, per the lease contracts, to lessees at the inception of the lease, which are used by the lessees for operating expenses incurred upon lease inception.

                  Restricted Investments

                  Buckhead America Corporation, or its affiliates ("Buckhead"), agreed to purchase $288,000 in Class "A" Common Stock of the Company and return such stock to the Company to hold as security deposits (the "Buckhead Security Deposit") against the Country Hearth Leases (defined in Note 7). As the Company is holding the Buckhead Security Deposit, it is reflected as a restricted investment and a security deposit obligation on the balance sheet of the Company. Since the stock is held as a security deposit, the Company did not recognize a reduction of the asset and correlating liability to reflect the value of the stock at December 31, 2000 in accordance with SFAS No. 115.

                  Loan Commitment Fees

                  Loan commitment fees are amortized over the terms of the loans using the straight-line method, which approximates the effective interest rate method. Amortization expense is included in interest expense in the statement of operations. Accumulated amortization of loan fees totaled approximately $809,000 and $755,000 as of December 31, 2000 and 1999,
                  respectively.

                  Franchise Fees

                  Franchise fees are amortized on a straight-line basis over the life of the franchise agreements. Accumulated amortization of franchise fees totaled approximately $37,000 and $28,000 as of December 31, 2000, and 1999, respectively.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 -          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

                  Long-Lived Assets

                  Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and has determined that recognition of an impairment loss for applicable assets of continuing operations is not necessary.

                  Stock-Based Compensation

                  SFAS No. 123, "Accounting for Stock-Based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation plans. Transactions in which goods or services are received for the issuance of equity securities are accounted for based on the fair value of the consideration received. Compensation to employees and directors paid for by issuance of equity securities is accounted for based on the fair value of the services provided.

                  Loss Per Share

                  SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

                  The shares used in the computation of loss per share, were as follows:

                                         For The Year Ended
                                                   December 31,
                               ---------------------------------------------
                                  2000             1999              1998
                               ----------     ------------      -----------
                  Basic         2,163,753        1,615,894        1,559,916
                               ==========     ============      ===========
                  Diluted       2,163,753        1,615,894        1,559,916
                               ==========     ============      ===========

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 -          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

                  Comprehensive Income

                  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2000, 1999, and 1998, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

                  Fair Value of Financial Instruments

                  SFAS 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. The fair value of financial instruments was estimated based on the following methods and assumptions:

                               a. Cash and cash equivalents, restricted cash, receivables, long-term advances to lessees, accounts payable and notes payable are recorded at carrying amounts which approximate fair value due to the short maturity of these instruments.

                               b.   The carrying  value of long-term debt
                                    approximates  fair value as the related
                                    interest rate is variable and approximates market rates.

                  Seasonality

                  The hotel industry is seasonal in nature. Revenues are generally greater in the first and second quarters of a calendar year. Seasonal variations in revenues at the hotels may cause quarterly fluctuations in the Company's lease revenue.

                  Reclassifications

                  Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

                  Income Taxes

                  The Company has not qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code for the three years ended December 31, 2000. Under the Internal Revenue Code, if certain requirements are not met in a given year, a corporation will be subject to Federal Income Tax with respect to all income, including that which is distributed to Shareholders. Therefore, the Company records its provision for income taxes in accordance with SFAS No. 109. Under the liability method of SFAS 109, deferred taxes are determined based on the difference between the financial statement amounts for tax and financial reporting purposes.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 2 -          PRIOR PERIOD ADJUSTMENT

                  The Company recorded a prior period adjustment in the amount of $750,000. This adjustment was made to correct the recognition of a deferred advisory fee recognized in the previous year, which was the result of the issuance of certain warrants in connection with the sale of certain preferred stock (see Note 7). The effect on the current year financial statements of the prior period adjustment is a reduction to shareholders' equity of $750,000.

NOTE 3 -          REAL ESTATE INVESTMENTS

                  As of December 31, 2000, the Company owns 11 Company Hotels, 10 held for investment, 1 held for sale, located in eight states, and comprised of 850 rooms. The Company Hotels are subject to leases as described in Note 7.

                  The original purchase cost of the eleven hotel properties totaled approximately $24,500,000. The amount reflected in the financial statements of $29,646,794 at December 31, 2000 includes the original purchase cost and capital expenditures subsequent to acquisition (see financial statement schedule
                  III).

                  The purchase costs above include purchase prices, as well as related commissions and closing costs.

                  In April 1996, the Company acquired a 117 room Super 8 motel located in San Diego, California from Mission Bay Super 8, Ltd., a California limited partnership. The acquisition price of $2,529,000 was funded by the Crosshost, Inc. loan facility.

                  In September 1996, the Company formed CrossHost, Inc., a Maryland corporation ("CrossHost"), as a wholly owned, REIT qualified subsidiary. Upon formation, CrossHost acquired four Sleep Inn properties located in Destin, Sarasota, and Tallahassee, Florida and Ocean Springs, Mississippi. This purchase was completed with a loan facility (the "Initial CrossHost Facility") provided by Credit Suisse First Boston, LLC ("First Boston"). The Company subsequently acquired properties in Somerset, Kentucky; Miner, Missouri; Poplar Bluff, Missouri; and Rock Falls, Illinois.

                  In March 1997, the Company formed Host Ventures, Inc. ("Host Ventures"), a Maryland corporation, a wholly owned, special purpose subsidiary of Host Funding.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 3 -          REAL ESTATE INVESTMENTS (Continued)

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

                  The Company completed the purchase of the Country Hearth Inns by forming two separate, special purpose limited partnerships with Buckhead America Corporation, a publicly-traded hotel company, or its affiliates ("Buckhead"). Wholly owned subsidiaries of Host Funding (Host Findlay GP, Inc. and Host Auburn GP, Inc.) own 1% of the respective limited partnerships and BacHost, LLC (BacHost) owns 99% of each limited partnership. Host Funding owns 81% of BacHost and Buckhead owns 19% of BacHost. Each limited partnership leased its respective Country Hearth Inn to Buckhead (or to affiliates of Buckhead) pursuant to a separate percentage lease agreement (collectively, the "Country Hearth Leases"). Buckhead also manages the hotel properties and holds the franchise for each of the Country Hearth Inns outside of the limited partnerships (collectively, the "Country Hearth Franchise Agreements").

                  In January 1999, the Company effectively transferred leasing and operation of the Company Hotel located in Mission Bay, California (the "Mission Bay Property") to RPD Mission Bay, LLC, an affiliate of Vagabond Inns ("RPD"), which in turn, pursuant to a services agreement, transferred the day-to-day management of the Mission Bay Property to RPD 18, LLC, also an affiliate of Vagabond Inns, a proven hotel operator located in California. RPD thereafter terminated the prior franchise agreement with Super 8 Hotels and converted the Mission Bay Property to a Vagabond Inn. In consideration for such lease transfer, RPD paid the Company a non-refundable fee (the "Mission Bay Lease Fee") in the amount of $500,000. The Mission Bay Lease Fee was used in part to pay portions of certain termination fees to the previous franchisor, to pay the termination fee to the previous lessee, and for general corporate purposes.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 3 -          REAL ESTATE INVESTMENTS (Continued)

                  The Company also granted RPD an option to purchase the Mission Bay Property for a base acquisition price of $3,225,000. The base acquisition price incrementally reduces on a monthly basis through application of portions of the base rent payments made to the Company by RPD under the Lease relating to the Mission Bay Property (the "RPD Option"). RPD exercised the RPD Option in March 1999. The Company expects the sale of the property to occur in the second quarter of 2001. The Company has recorded this property as Land, Property, and Equipment - Held for Sale at December 31, 2000.

                  The Company has recorded an option deposit of $20,000 at December 31, 2000 and 1999, for capital expenditures to be made as a result of the lease transfer on the Flagstaff, AZ property from RPD to Crossroads.

                  Effective November 12, 1999, the Company sold the Findlay Property for a cash purchase price of $2,400,000. The cash proceeds were used to pay the first lien indebtedness on the Findlay Property and to satisfy the seller finance note held by the prior owner of the Findlay Property, including the judgment lien held by the prior owner. The Company did not receive any net proceeds from the sale of the Findlay Property.

                  As discussed in Note 1, in connection with the Investment Letter Agreement between the Company and Hotel International Advisers, LLC, effective June 2000, the Company exchanged 1,000,000 shares of its Class A Common Stock for a 25% interest in each of four hotel properties owned by Bufete Grupo Internacional, a subsidiary of Hotel International Advisers, LLC. The Company has recorded the exchange at the investments' fair market value of $3,000,000, plus capitalized purchase costs of $266,146, at December 31, 2000.

NOTE 4 - LONG TERM DEBT AND NOTES PAYABLE (INCLUDING DEFAULT ON CERTAIN NOTES PAYABLE)

                  Long-Term Debt

                  The following is a summary of the long-term debt of the
                  Company:

                                                              December 31,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------
                  Host Ventures first mortgage
                  note payable, collateralized by
                  the properties owned by Host
                  Ventures, interest of 8.12% per
                  annum, interest and principal
                  payable in monthly installments
                  of $70,765, due June 2023          $  8,818,572   $  8,905,472

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 4 - LONG TERM DEBT AND NOTES PAYABLE (INCLUDING DEFAULT ON CERTAIN NOTES PAYABLE) (Continued)

                  Long-Term Debt (continued)
                                                              December 31,
                                                   -----------------------------
                                                       2000            1999
                                                   -------------    ------------
                  Mezzanine loan, collateralized
                  by the stock in Host Ventures,
                  interest at LIBOR plus 500
                  basis points (LIBOR was 11.75%
                  at 12/31/00), payable in
                  monthly installments of
                  $17,184, due in June of 2003        494,679           608,718

                  First mortgage note payable,
                  collateralized by the
                  properties owned by
                  CrossHost, interest at 9.46%
                  per annum, interest and
                  principal payable in monthly
                  installments of $120,838, due
                  in March 2017                    12,117,744        12,388,055

                  First mortgage payable,
                  collateralized by the property
                  owned by B-H Auburn, interest
                  at 10.78% per annum, interest
                  and principal payments due in
                  monthly installments of
                  $17,405, due in August 2016       1,667,205         1,709,053
                                                  ------------       -----------

                                                 $ 23,098,200      $ 23,611,298
                                                 =============     =============

                  Less:  current maturities
                    of long-term debt                (637,202)         (576,098)
                                                 -------------     -------------

                  Total long-term debt           $ 22,460,998      $ 23,035,200
                                                 =============     =============

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 4 - LONG TERM DEBT AND NOTES PAYABLE (INCLUDING DEFAULT ON CERTAIN NOTES PAYABLE) (Continued)

                  Short Term Debt/Notes Payable (Including Default on Certain Notes)

                  The following is a summary of the short-term debt of the Company, including current maturities of long-term debt:

                                                         December 31,
                                             -----------------------------------
                                                   2000                 1999
                                             --------------        -------------

                  Auburn/Findlay Equity
                    Partners (a)              $   325,000           $   225,697
                  Crossroads/Keystone
                    Investments (b)               190,000                56,744
                  Five Lions (c )                  42,395                     -
                  Buckhead America
                    Corporation                         -                18,863
                  Beta Construction                     -                85,387
                                             --------------        -------------
                  Total                       $   557,395           $   386,691

                  Current maturities of
                    long-term debt                637,202               576,100
                                             ---------------       -------------

                  Total short-term debt       $ 1,194,597           $   962,791
                                              -------------        -------------

                  (a) In October, 1997, B-H Findlay, L.P. ("Findlay") entered into a note payable (the "Findlay Note") to the sellers of the Country Hearth Inn in Findlay, Ohio (the "Findlay Country Hearth Inn") and B-H Auburn, L.P. ("Auburn") entered into a note payable (the "Auburn Note") to the sellers of the Country Hearth Inn located in Auburn, Indiana (the "Auburn Country Hearth Inn"). The Auburn Note and the Findlay Note are herein referred to, collectively, as the "Country Hearth Notes". The sellers of the Findlay Country Hearth Inn and the Auburn Country Hearth Inn are herein referred to as the "Sellers". The Company is the beneficial owner of 81% of both Findlay and Auburn, and executed corporate guarantees pursuant to which the Company guarantees the performance of Findlay and Auburn under the Country Hearth Notes (collectively, the "Host Guaranty"). The Country Hearth Notes are further secured by 90,000 shares of the Class "B" Common Stock of the Company (the "Pledged Stock").

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 4 - LONG TERM DEBT AND NOTES PAYABLE (INCLUDING DEFAULT ON CERTAIN NOTES PAYABLE) (Continued)

                  Short Term Debt/Notes Payable (Including Default on Certain Notes) (continued)

                  The Company issued 80,819 shares of the Company's Class A Common Stock with a per-share value of approximately $9.27 and an aggregate value of approximately $750,000 in partial payment of the purchase price of the Findlay Country Hearth Inn and the Auburn Country Hearth Inn. The Country Hearth Notes were modified to provide that, if, on October 21, 1998, the closing price of the Company's Class "A" Common Stock as traded on the American Stock Exchange was less than $6.50 per share, the Company would be obligated to make an additional cash payment (the "Price Protection Amount") to the Sellers so that the total value of Class "A" Common Stock issued to the Sellers at the per-share price on October 21, 1998, plus the amount of such Price Protection Amount, equaled $750,000. The Company had originally recorded a liability in the approximate amount of $455,000 related to the Price Protection Amount for the Class "A" Common Stock currently held by the Sellers based upon a closing price of $2.00 per share on October 21, 1998.

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

                  In November 1999, the Country Hearth Note related to the Findlay Property was satisfied by the payment of $650,000 from the proceeds of the sale of the Findlay Property.

                  In 2000, the Company settled with Auburn for the remainder of the amounts due in the amount of $825,000, of which $500,000 has been paid prior to December 31, 2000. The consolidated balance sheet at December 31, 2000 includes the remaining liability of $325,000.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 4 - LONG TERM DEBT AND NOTES PAYABLE (INCLUDING DEFAULT ON CERTAIN NOTES PAYABLE) (Continued)

                  Short Term Debt/Notes Payable (Including Default on Certain Notes) (continued)

                  (b) In May 1999, the Company entered into negotiations to purchase certain properties. In connection with the negotiations, the Company executed an application with a lender to obtain financing for the properties. $140,000 was funded to the lender by an unaffiliated party (Crossroads/Keystone Investments) on behalf of the Company in prepayment of certain due diligence costs related to such financing. In September 1999, an additional $50,000 was advanced by the same unaffiliated party in partial payment of certain legal fees. Approximately $140,000 in principal and interest was repaid by the issuance of 69,781 shares of the Company's Class "A" Common Stock in September 1999. In 2000, the unaffiliated parties informed the Company that the issued shares would not be accepted as payment, and sued the Company for default on the notes. As of December 31, 2000, the Company has accrued $234,000 ($190,000 plus $44,000 accrued interest), which represents the judgments of approximately $281,000, net of amounts garnished from the Company's bank account.

                  (c ) In March 2000, a judgment was entered against the Company for payment of $150,000 to Five Lion, Inc. and Lion Investment Limited Partnership for reimbursement of due diligence fees. The remaining balance of the settlement which the Company has accrued at December 31, 2000, is $42,395, including interest.

                  In 1998 the Company entered into a note payable in the original principal amount of $141,000 to Beta Construction for improvements to the Sleep Inn property located in Tallahassee, Florida. The note is amortized over 24 months, with a maturity date of November 2000, and an annual interest rate of 9.25%. In May 1999, the Company discontinued monthly payments of interest and principal as an offset against rental amounts owed to the Company by Capital Circle Hotel Corporation ("Capital Circle") related to the Tallahassee property. The amount offset by the Company approximated the principal balance the Company owes to Capital Circle. The Company has received no notice of default.

                  In November 2000, five individual MPI funds, affiliates of MPI, granted a loan to the Company in the amount of $75,000, which accrues interest at 10% and is due in May 2001. This amount is included in Due to Related Parties in the December 31, 2000, consolidated balance sheet.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 4 - LONG TERM DEBT AND NOTES PAYABLE (INCLUDING DEFAULT ON CERTAIN NOTES PAYABLE) (Continued)

                  Five Year Debt Maturity Schedule
                  Aggregate principal payments under long-term and short-term debt for the next five calendar years ended December 31, 2005 and thereafter are as follows:

                           2001                 $   1,269,597
                           2002                       703,857
                           2003                       703,751
                           2004                       620,683
                           2005                       681,318
                           Thereafter              19,751,389
                                                -------------
                                Total            $ 23,730,595
                                                 ============

NOTE 5 - PREFERRED STOCK

                  On December 20, 1999, the Company filed Articles Supplementary with the Maryland State Department of Taxation designating 2,000,000 shares of the authorized, but unissued, shares of Preferred Stock of the Company as Series "A" Convertible Preferred Stock, $0.01 par value per share (the "Series "A" Preferred"). Of the 2,000,000 shares of the Series "A" Preferred designated by the Company, Mackenzie Patterson, Inc., a California real estate venture capitalist ("MPI"), purchased 500,000 shares for a purchase price of $3.00 per share. MPI purchased the shares of Series "A" Preferred on December 22, 1999 in an exempt transaction pursuant to Rule 506 of Regulation D under the Securities Act of 1933. The holders of the Series "A" Preferred are entitled to participate pro rata with the holders of shares of the Class "A" Common Stock of the Company with respect to dividend distributions and are entitled to a liquidation preference of $4.00 per share over the holders of shares of Class "A" Common Stock, upon the voluntary or involuntary dissolution, liquidation or winding up the affairs of the Company. The holders of shares of Series "A" Preferred also have the right, exercisable at any time after December 23, 2002, to convert such shares into shares of Class "A" Common Stock on a one-for-one basis (the "Conversion Ratio"), or to require the Company to redeem all or any part of the shares of Series "A" Preferred at the redemption price of $4.00 per share plus any accrued and unpaid cash dividends. The Conversion Ratio is subject to adjustment upon the occurrence of certain events, including, without limitation, issuance of additional shares of Class "A" Common Stock, stock dividends, stock splits, mergers, reclassifications of stock, or a recapitalization of

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 5 - PREFERRED STOCK (Continued)

                  the Company. The holders of shares of Series "A" Preferred are entitled to the number of votes equal to the number of shares of Class "A" Common Stock into which a share of Series "A" Preferred is convertible and are further entitled to vote together as a single group with the holders of Class "A" Common Stock on all matters submitted or required to be submitted to the Company's common stockholders for approval. The holders of Series "A" Preferred, voting together as a single voting group, have the right to elect, at each annual stockholders meeting of the Company, two of the five members of the Board of Directors of the Company.

                  In July 2000, the Company received advances of $50,000 each from Sutter Opportunity Fund, LLC and MPI for working capital purposes, each of which were secured by 25,000 shares of preferred stock of the Company. Such advances were not repaid in accordance with their terms, and as of December 31, 2000, the respective secured parties have elected to retain the pledged shares with respect to such unpaid loans, plus additional shares to represent accrued but unpaid interest. In addition, Sutter Opportunity Fund 2, LLC advanced the Company $125,000 in December 2000 for payment of a legal settlement. Also due to default on the note by the Company, the Company converted the note into 62,500 shares of Series A Preferred Stock.

                  During 2000, MPI had advanced to the Company a total of $505,000, with a commitment to advance an additional $20,000, which was advanced in January 2001. The advances were used by the Company for working capital purposes and for payment of a legal settlement. As a result of default on the note, the Company converted the note to 262,500 shares of Series A Preferred Stock.

NOTE 6 - SHAREHOLDERS' EQUITY

                  Common Stock
                  Host Funding is authorized to issue 55,000,000 shares of Common Stock, consisting of 50,000,000 shares of Class "A" Common Stock, $.01 par value per share, and 4,000,000 shares of Class "B" Common Stock, $.01 par value per share, and 1,000,000 shares of Class "C" Common Stock, $.01 par value per share. The Company is also authorized to issue 2,000,000 shares of Preferred Stock, $0.01 par value per share.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 6 -          SHAREHOLDERS' EQUITY (Continued)

                  Warrants

                  As of December 31, 1999, the Company had issued and outstanding two series of warrants designated "Series A Warrants" and "Series B Warrants". The Series A Warrants provide warrants to purchase 225,000 shares of Host Funding's Class "A" Common Stock at $9.90 per share, and expired on February 2, 2000. The Series B Warrants provide warrants to purchase 225,000 shares of the Company's Class "A" Common Stock at $10.80 per share, and expire on February 2, 2001. There are additional provisions in the warrants that allow certain limited registration rights and pro-rata treatment upon the occurrence of certain events, including, without limitation, stock splits, mergers, reclassifications of stock, or a recapitalization of the Company.

                  The Company also issued Warrants to MPI to purchase 500,000 shares of Class "A" Common Stock of the Company for an exercise price of $3.00 per share (the "Warrants"). The Warrants are exercisable at any time after the date of issuance with an expiration date of December 21, 2005. The Warrants are subject to exercise price adjustments upon the occurrence of certain events, including, without limitation, stock dividends, stock splits, mergers, reclassifications of stock, or a recapitalization of the Company. The Company has determined that the warrants possess no value.

                  Pursuant to the terms and conditions of a Registration Rights Agreement (the "Registration Agreement") between the Company and MPI, the holders of the Series "A" Preferred and the Warrants are entitled to certain demand and "piggy-back" registration rights relating to the shares of Class "A" Common Stock issuable upon conversion of the Series "A" Preferred or upon exercise of the Warrants (the "Underlying Common Stock"). The Registration Agreement provides that at any time after the date of issuance the holders of at least 25% of the Series "A" Preferred and the Warrants may make in the aggregate, up to four written requests to register the number of shares of Underlying Common Stock set forth in each written request. In addition, if the Company proposes to file a registration statement under the Securities Act of 1933, with respect to an offering by the Company of securities for its own account (other than a registration statement on Form S-4 or Form S-8), the holders of Series "A" Preferred and the Warrants shall be entitled to participate in the Company registration, subject to the approval of the Company underwriter.

                  Diluted earnings per share for the year ended December 31, 2000, has not included the effect of conversion of Series "A" Preferred Shares nor the Warrants since conversion would be antidilutive.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 6 -          SHAREHOLDERS' EQUITY (Continued)

                  Other Equity Transactions
                  On or about April 26, 1996, the Company sold to each independent director then in office 10,000 shares of Class "A" Common Stock at a price per share equal to $10 per share. The purchase price ($300,000) was paid through the delivery of a five year promissory note executed in favor of Host Funding by each purchaser, which bears interest, payable quarterly, at a fixed rate equal to 7% per annum. The Company has agreed to forgive the promissory notes issued in exchange for the shares of common stock in increments of 18% of the principal amount per annum for each year the maker remains a director of the Company. The Company also subsequently agreed to forgive quarterly interest payments and an additional 2% of the principal amounts of the promissory notes from each director in lieu of payment of director's fees to the Directors. The Company suspended director's fees for fiscal years 1998 and 1999. The shares of Common Stock purchased by each independent director are pledged to the Company to collateralize payment of the promissory note, which is non-recourse to the maker, except for 10% of the principal amount.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

                  REIT Status

                  The Company, as a requirement under the Code to elect REIT status, must have no more than five shareholders who own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding. The Company has not met this requirement as of December 31, 2000. Under the Code, the Company is allowed a six-month exemption after the tax year in which the election is to be effective to meet the requirement. Management of the Company does not anticipate that such requirement will be met during fiscal year 2001.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

                  Leases

                  In General

                  All of the Company Hotels are leased and operated pursuant to agreements (the "Leases"), excluding the Company Hotel located in Tallahassee, Florida (the "Tallahassee Property") which is managed and operated by BAC Hotel Management, Inc., a wholly owned subsidiary of Buckhead America Corporation pursuant to a management agreement. Except for the Company Hotels located in Flagstaff, Arizona (the "Flagstaff Property") and Mission Bay, California (the "Mission Bay Property"), the Company Hotels are leased and operated by either Buckhead America Corporation (as to the Company Hotel located in Auburn, Indiana only) or BAC Hotel Management, Inc., a wholly owned subsidiary of Buckhead America Corporation (NASDAQ: BUCK). The remaining Company Hotels are leased, operated and/or managed by Crossroads Hospitality Tenant Company, LLC (Flagstaff Property) and RPD Mission Bay, LLC and RPD 18, LLC (Mission Bay Property). Except as otherwise set forth herein, each Lease generally contains the provisions described below.

                  Lease Terms

                  Each Lease has a term of fifteen years (other than the Lease relating to the Mission Bay Property), which has an initial term of twenty years, subject to earlier termination upon the occurrence of certain contingencies described in the Leases including, as applicable, provisions relating to damage to the Company Hotels, condemnation of the Company Hotels, defaults by the Company or the lessee thereunder, lack of compliance by the lessee with certain of the terms of the associated loan documents, and termination on disposition of the Company Hotels. Other than the Leases with respect to the Mission Bay Property and the Lease in effect with regard to the Company Hotel located in Auburn, Indiana (the "Auburn Property"), the term of each Lease may, at the option of the lessee, be extended for two or more five or ten year periods, as more particularly described in such Leases.

                  Amounts Payable Under the Leases

                  During the term of each Lease, the lessee is obligated to pay
                  (i) base rent, (ii) percentage rent, (iii) all personal property taxes relating to lessee's personal property, ground rents, water, sewer or other rents and charges, excises, tax inspection, authorization or similar fees or other governmental charges (the "Impositions"), except the Company is obligated to pay real property taxes on all

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

                  Company Hotels (except for the Mission Bay Property), and except that the lessee of the Mission Bay Property is not required to pay percentage rent, (iv) every fine, penalty, interest and cost for non-payment or late payment of base rent, percentage rent, or the Impositions and (v) franchise fees as described below:

                           Base rent accrues and is required to be paid monthly, and, except for the Leases in effect with respect to the Auburn Property and the Mission Bay Property, base rent is subject to potential reduction if a hotel or hotels similar in nature to the Company Hotel in question are or will be constructed in an area in the general vicinity of such Company Hotel (the "Competitive Set"). Percentage rent is based on percentages of gross revenues for each of the Company Hotels, is due and payable quarterly, and (a) except for the Leases in effect with respect to the Auburn Property and the Mission Bay Property, percentage rent is subject to potential reduction pursuant to the Competitive Set, (b) except for the Leases in effect with respect to the Auburn Property and the Mission Bay Property, percentage rent is subject to potential reduction to the extent, at any time during the first four years of the Lease term, the Company Hotel cash flow is less than the base rent, and (c) percentage rent payable with regard to the Lease in effect with respect to the Auburn Property is subject to a "CPI" adjustment factor.

                  Approximately $145,000 in percentage rentals were paid to the Company in 2000 and are included in the statement of operations. Approximate minimum future base rents (excluding contingent rents) due under the operating leases are as follows:

                           2001                   $ 2,705,157
                           2002                     2,717,157
                           2003                     2,735,157
                           2004                     2,735,157
                           2005                     2,735,157
                           Thereafter              20,664,267
                                                 ------------
                                Total             $34,292,052
                                                  ===========

                  Prohibition on Ownership and Operation of Additional Hotels Generally, all of the Leases contain provisions prohibiting the Company from owning, or having any interest in, any hotel or motel properties within a five mile radius of the Company Hotel in question, and prohibiting the lessee from owning, operating or managing any hotel or motel properties within a five mile radius of such Company Hotel.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

                  Maintenance, Modifications and Capital Expenditures

                  Generally, the lessee, at its expense, is required to maintain the Company Hotels in good order and repair, except for ordinary wear and tear, and to make non-structural repairs, foreseen and unforeseen, and ordinary repairs, which may be necessary and appropriate to keep the Company Hotels in good order and repair. The Company is, at its expense, required to maintain the structural elements of the Company Hotels, including the roof, except with respect to the Mission Bay Property, the lessee is, at its expense, responsible for structural maintenance.

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

                  Under the Leases, the Company is required to fund into replacement reserve accounts (the "Reserve Accounts") amounts ranging from 4% to 6% of gross revenues for the preceding month. Deposits in the reserve accounts are used to fund replacements of furniture, fixtures, and equipment for capital additions to the Company Hotels, and, as appropriate, for reconstruction or restoration of the Company Hotels incident to casualty damage or condemnation. Expenditures from the Reserve Accounts generally must be jointly approved by the Company and the lessee.

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

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

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

                  Certain Termination Rights

                  Other than the Lease with regard to the Company Hotel located in Miner, Missouri, the Leases with BAC Hotel Management, Inc., a wholly owned subsidiary of Buckhead America Corporation, provide the lessee the right to, without cause, terminate either one or two of such Leases after the first, but prior to the fifth anniversary of the Lease term, but, as to the second of such Lease terminations, as applicable, only upon the payment to Lessor of a termination fee more specifically set forth therein. Additionally, the Lease with respect to the Company Hotel located in Flagstaff, Arizona, provides lessee the right to, without cause, terminate the Lease at any time after the first anniversary of the Lease term, but only upon forfeiture of the lessee's security deposit, and, notwithstanding the foregoing, additionally provides the lessee the one-time right to terminate the Lease without cause (and without forfeiture of the lessee's security deposit), effective as of the fifth anniversary of the Lease term.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

                  Lease Cancellation Fees

                  With the exception of the Lease regarding the Company Hotel located in Mission Bay, California, each of the Leases contains provisions generally requiring the Company to pay a termination fee to lessee if a Company Hotel is sold during the Lease term and the purchaser thereof does not assume the obligations of the Company under the associated Lease.

                  Franchise Agreements

                  The Company has been granted franchise license agreements from Super 8 and Sleep Inns for terms expiring in 2005 and 2011, respectively. Pursuant to the terms of the franchise agreements, the Company is required to pay royalty fees and advertising fees of 4% to 5% and 1.3% to 3%, respectively, and reservation fees due under the Sleep Inn agreements of 1.75%, of gross room revenue. The responsibility for payment of the fees has been assigned to the lessees pursuant to the leases.

                  Auburn has been granted franchise license agreements from Buckhead under terms and conditions that are typical of the hotel industry and substantially similar to the franchise agreements relating to the Super 8 Hotels and the Sleep Inn Hotels currently owned directly or indirectly by the Company.

                  Host Funding, Inc. 1997 Incentive Plan:

                  Under the Host Funding, Inc. 1997 Incentive Plan certain individuals, including officers and directors of the Company, may be granted awards for incentive stock options, non-statutory stock options, stock awards, performance shares and incentive awards. No such awards have been awarded for the years ended December 31, 2000, 1999 and 1998.

                  Litigation

                  Five Lion, Inc. and Lion Investment Limited Partnership vs. Host Funding, Inc.; United States District Court; District of Minnesota, Fifth Division; court file number 98-2154-MJD/RLE.

                  The Company was named as a defendant in the preceding complaint filed on September 24, 1998. The complaint alleges, among other things, that the Company is obligated to reimburse $150,000, which the plaintiffs paid to the Company for certain due diligence items pursuant to a letter agreement dated February 13, 1998. On January 20, 2000, the plaintiffs obtained a summary

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

                  Litigation (continued)

                  judgment for breach of contract with regard to a portion of their claims. On March 9, 2000, judgment was rendered against the Company for $164,000 (includes legal fees) plus interest. The Company paid $121,882 during 2000; thus, the remaining accrual at December 31, 2000 is $42,395.

                  Auburn Equity Partners vs. BH-Auburn, L.P. and Host Funding, Inc., Case No. 99 CVE-04-2725, and Findlay Equity Partners vs. BH-Findlay, L.P. and Host Funding, Inc., Case
                  No. 99CVH-04-2726.

                  The Company was named as a defendant in the preceding complaints filed on April 1, 1999. The complaints were filed based upon the default by BH-Auburn, L.P. and BH-Findlay, L.P. (collectively, the "Partnerships") of their respective payment obligations under two seller promissory notes (the "Country Hearth Notes") delivered to the respective plaintiffs in partial payment of the purchase price for the Company Hotels located in Findlay, Ohio and Auburn, Indiana. The Company was named as a defendant in both complaints based upon the Company's guaranty of the payment of the Country Hearth Notes. On July 30, 1999, a judgment was rendered in favor of the plaintiffs against the Partnerships and the Company in the approximate aggregate amount of $1,550,000. The obligations of B-H Findlay under the seller promissory note, both principal and interest, related to the Company Hotel located in Findlay, Ohio in the approximate settlement amount of $650,000 were satisfied in full from the proceeds of the sale of the property in 1999. In 2000, the Company settled with Auburn for the remainder of the amounts due in the amount of $825,000. In December 2000, the Company paid $500,000 against the settlement, and, thus has accrued the remaining balance of $325,000 in the accompanying consolidated financial statements.

                  Keystone Advisers, Inc. and Crossroads Investments, LLC vs. Host Funding, Inc., California Superior Court, Santa
                  Barbara County, Anacapa Division, Case No. 1035199.


                  In September 1999, the Company issued shares of the Company's Class A Common Stock to Keystone Advisers and Crossroads Investments ("Keystone/Crossroads") in repayment of approximately $140,000 of advances made to the Company. Keystone/Crossroads rejected the stock payment and was awarded a judgment regarding these claims for approximately $282,000, which includes interest and legal fees. A levy was granted on

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

                  Litigation (continued)

                  certain Company bank accounts and approximately $51,000 was awarded to Keystone/Crossroads to partially satisfy the settlement. As of December 31, 2000, the Company has accrued approximately $237,000, which includes the remaining settlement and additional legal fees.

                  Vance Linge vs. Joseph Clarence Kuntz; Vira Louis Shamman; Louis Shamman; RPD Hotels 18, LLC/Vagabond Inns; City of San Diego; CrossHost, Inc.; et al, Case No. 730228.

                  CrossHost, Inc., a wholly owned subsidiary of the Company, and RPD Mission Bay, LLC, and RPD Hotels 18, LLC ("RPD"), the Company's operators of the Company Hotel located in Mission Bay, California, were named as defendants in the preceding complaint filed August 4, 1999. The complaint alleges, among other things, that inadequate safety precautions led in part to the occurrence of a traffic accident and related personal injuries on the public thoroughfare adjacent to the Company Hotel. The lawsuit is being defended on behalf of CrossHost, Inc. by the insurance carrier of RPD. The Company was dismissed from the litigation in December 2000.

                  The Company is a party to other, non-material legal proceedings through the normal course of business. The Company does not anticipate that the losses, if any, will have a material impact on the financial position or results of operations of the Company.

                  Advisory Agreement

                  Effective January 1, 2000, the Company entered into an Advisory Agreement with MPI pursuant to which the Company engaged MPI as the external advisor of the Company. Under the Advisory Agreement, the Company appointed MPI as the Company's exclusive agent to supervise the day-to-day operations of the Company, including overseeing the lessees of the Company Hotels, serving as the Company's advisor and consultant in connection with the administrative, policy and investment decisions made by the Board of Directors of the Company, and performing or supervising the various administrative and accounting functions necessary for the management of the Company. The Company agreed to pay MPI an advisory fee of $350,000 per year for the advisory and administrative services provided by MPI under the Advisory Agreement.
                  In order to implement the responsibilities of MPI under the Advisory Agreement, the principal offices of the

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

                  Advisory Agreement (continued)

                  Company were relocated to Moraga, California in January 2000. Mr. C. E. Patterson, Chief Executive Officer of the Company, and Mr. Glen Fuller, Chief Operating Officer of the Company, are also executive officers and directors of MPI. MPI is also the direct or indirect beneficial owner of 621,838 shares of the Class "A" Common Stock and 788,556 shares of the Series "A" Convertible Preferred Stock of the Company.

NOTE 8 - INCOME TAXES

                  The primary components of the Company's deferred income tax liabilities and assets are as follows:

                                                              2000             1999              1998
                                                         -------------     -------------     ------------
                    Deferred Tax Liabilities:
                      Depreciation                        $   140,000        $  250,000       $  360,000
                                                          ------------       -----------      -----------
                    Total Deferred Tax Liabilities        $   140,000        $  250,000       $  360,000
                                                          ============       ===========      ===========

                    Deferred Tax Assets:
                      Accrued Expenses                    $         -        $   67,000       $   67,000
                      Net Operating Loss                    2,184,000         1,677,000          825,000
                      Impairment Loss                               -                 -          173,000
                                                          ------------       -----------     ------------
                    Total Deferred Tax Assets             $ 2,184,000        $1,744,000       $1,065,000
                                                          ============       ===========      ===========

                    Net Deferred Tax Assets               $ 2,044,000        $1,494,000      $   705,000
                    Valuation Allowance                    (2,044,000)       (1,494,000)        (705,000)
                                                          ------------       -----------     ------------
                                                          $         -        $        -      $         -
                                                          ============       ===========     ============

                  At December 31, 2000, the Company had approximately $5,600,000 of net operating loss carry forwards, which will expire between December 31, 2010 and 2020.

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

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 8 - INCOME TAXES (Continued)

                  The Company and its subsidiaries file a consolidated federal income tax return. Due to the Company's net operating loss position and the valuation allowance on the net deferred tax assets, the Company will not recognize a current or deferred tax expense/benefit.

                  The Company, as a requirement under the Internal Revenue Code (the "Code") to elect REIT status, must have no more than five shareholders, who own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding of the Company. The Company had expected to make an election to be treated as a REIT under the provisions of the Code beginning with the 1996 year. As a result, the Company would not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually 95% of its taxable income to its shareholders and complies with certain other requirements. The Company did not satisfy the REIT shareholder requirement as of December 31, 2000, and therefore, will not elect to qualify as a REIT for the 2000 tax year and is, thus, subject to the corporate tax provisions. The Company's decision not to elect REIT qualification will not adversely affect the shareholders of the Company in that the Company will have no taxable income for the 2000 tax year.

NOTE 9 -          DEBT RESTRUCTURING

                  The Company recorded an extraordinary gain of $101,916 as a result of settlement of a previous judgment against them with respect to the Auburn litigation (see Note 4). The amount ultimately negotiated with Auburn was $825,000, whereas the Company had originally recorded a liability of $929,000 based on the original judgment. If the Company does not make payment of the negotiated amount in accordance with the payment schedule per the settlement contract, the Company will be liable for the full amount of the original settlement. In December 2000, the Company made two scheduled payments totaling $500,000 and the Company believes that it will remain in compliance with the remainder of the payment schedule.

NOTE 10 -         RELATED PARTY TRANSACTIONS

                  The Company has recorded amounts due to related parties of $269,245 at December 31, 2000. The amount primarily relates to amounts owed to MPI for advisory services and a working capital advance owed to an affiliate of MPI. The Company has recorded an amount due from related parties of $20,611, which primarily represents funds committed to be advanced from MPI for working capital.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 11 -         PROPOSED MERGER

                  In December 2000, the Company entered into a letter of intent with Carnegie International Corporation (Carnegie), whereas the Company will issue shares in exchange for shares of Carnegie. The merger is pending certain conditions of the agreement as follows:

                  a) advancement of funds to the Company by Sutter Capital Management and MPI (Investors) for the redemption of the Company's preferred stock,
                  b) completion of legal settlement payable to Auburn Equity Partners (see Note 4),
                  c)  the satisfaction of all liabilities to the Investors,
                  d) the existence of working capital in the amount of $200,000, in the form of a note payable to the Investors,
                  e) cancellation of the existing management agreement between the Company and MPI and commencement of a new management agreement between the Company, MPI, and Carnegie,
                  f)  cancellation of issued warrants,
                  g)  issuance of new class of preferred stock, and
                  h) several other performance criteria as may be required by Carnegie.

                  In connection with the proposed transaction, Crosshost advanced funds to Carnegie in the amount of $150,000. The promissory note from Carnegie is in the amount of $175,000, which includes an amendment fee for an amendment to the merger agreement. A Guarantee Agreement and a Stock Pledge agreement secure the promissory note from Carnegie.

                  The Company contemplates that the proposed merger will close during the second quarter of 2001. In the event that the closing does not occur prior to May 31, 2001, either party shall have the election to terminate the merger by providing written notice of such termination to the other party.

NOTE 12 -         GOING CONCERN

                  As reflected in the accompanying financial statements, the Company has suffered from recurring losses from operations as well as negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 12 -         GOING CONCERN (Continued)

                  In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

                  Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

NOTE 13 -         SUBSEQUENT EVENTS

                  The Company was notified in 2001 by Orix Real Estate Capital Markets, LLC, who is the mortgage holder of the Host Ventures, Inc. properties, that they intend to foreclose on the properties due to the Company's default on the mortgage payments. The Host Ventures, Inc. properties consist of the Sarasota, FL, Ocean Springs, MS, and Flagstaff, AZ properties. The default is a result of competitive rent-reduction clauses in the respective leases which resulted in the lessees paying less rent on the properties than the debt service cost. The Company was unsuccessful in its efforts to restructure the loans. The Company does not expect to incur any material liabilities as a result of the lease transfers, however there may be a significant charge as a result of the tranfer of the properties.

                  On January 4, 2001, the Company received notice from the American Stock Exchange ("Exchange") Staff indicating that the Company no longer complies with the Exchange's continued listing guidelines and that, as a result, the Exchange intends to file an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on the Exchange. The Exchange has indicated that its actions are in response to the following circumstances.

                  The Company has fallen below the continued listing guidelines triggered by losses from continuing operations in each of its last five most recent fiscal years as set forth in Section 1003(a)(iii) of the Company Guide. In addition, the Company does not meet the continued listing guidelines due to its unsatisfactory operating results and an impaired financial condition for the fiscal year ending December 31, 1999 and the period ending September 30, 2000, as set forth in Section 1003(a)(iv) of the Company Guide.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 13 -         SUBSEQUENT EVENTS (Continued)

                  The Exchange also has taken the position that the Company failed to comply with its listing agreement with the Exchange by effecting a transaction on June 30, 2000 with Bufete Grupo Internacional S.A. de C.V. ("Bufete") and its U.S. affiliate Hotel International Advisors, LLC by issuing shares without shareholder approval which were not listed with the Exchange prior to their issuance as required in Sections 301, 705 and 712 of the Company Guide.

                  In view of the above, the Company has fallen below the continued listing guidelines. The Company appealed this determination and requested a hearing before a committee of the Exchange which was held. The Company is awaiting final notice from the SEC on the delisting.

            INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION



To the Board of Directors and Shareholders of Host Funding, Inc.:

Under date of April 9, 2001, we reported on the consolidated balance sheet of Host Funding Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows, as contained in the annual report on the Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed under Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, the financial statement schedule referred to above presents fairly, when considered in relation to the basic consolidated financial statements taken as a whole, in all material respects, the information set forth therein.



                                    MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                    Certified Public Accountants

Los Angeles, California
April 9, 2001


                                                  HOST FUNDING, INC. AND SUBSIDIARIES
                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                            DECEMBER 31, 2000
SCHEDULE III
                                                                                                                  Gross Amount
                                             Initial Costs                      Costs Subsequent                Carried at Close
                                             to Company                          to Acquisition                     of Period
                                 ----------------------------------------     ---------------------        -------------------------
                                                            Buildings and             Buildings and
Description                      Encumbrances     Land      Improvements      Land    Improvements         Land         Improvements
-----------                      ------------     ----      ------------      ----    ------------         ----         ------------
Super 8, Rock Falls, IL           $     (A)   $  131,627    $   491,711      $    -    $   5,521        $  131,627       $   497,232
Super 8, Somerset, KY                   (A)      170,000        449,541           -        5,017           170,000           454,558
Super 8, Miner, MO                      (A)      187,660        461,494           -       17,655           187,660           479,149
Super 8, Poplar Bluff, MO               (A)      153,000        410,515           -       23,534           153,000           434,049
Vagabond Inn, San Diego, CA             (A)      702,500      1,826,500           -       86,230           702,500         1,912,730
Sleep Inn, Ocean Springs, MS            (B)      924,162      2,402,821           -       13,247           924,162         2,416,068
Sleep Inn, Destin, FL                   (A)      993,429      2,382,915           -      499,278           993,429         2,882,193
Sleep Inn, Sarasota, FL                 (B)      834,990      2,170,975           -      288,784           834,990         2,459,759
Sleep Inn, Tallahassee, FL              (A)      710,679      1,847,767           -      231,054           710,679         2,078,821
Super 8, Flagstaff, AZ                  (B)    1,321,800      3,436,680           -       29,941         1,321,800         3,466,621
Country Hearth Inn, Auburn, IN     1,667,205     229,896      2,287,655      10,327      208,820           240,223         2,496,475
                                 -----------  ----------    -----------     -------   ----------        ----------       -----------
                                 $22,603,521  $6,359,743    $18,168,574     $10,327   $1,409,081        $6,370,070       $19,577,655
                                 ===========  ==========    ===========     =======   ==========        ==========       ===========

                                                                            Land                                         $ 6,370,070
                                                                            Furniture & equipment                          3,699,069
                                                                                                                         -----------
                                                                                                                         $29,646,794
                                                                                                                         ===========

                                      HOST FUNDING, INC. AND SUBSIDIARIES
                                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                DECEMBER 31, 2000

SCHEDULE III (Continued)

                                           Accumulated
                                           Depreciation &           Year of       Date
     Description (cont.)                   Amortization           Construction    Acquired      Life
     -------------------                   --------------         ------------  ----------      ----
Super 8, Rock Falls, IL                    $  105,824              1985         04/01/1995       35
Super 8, Somerset, KY                         103,634              1985         04/01/1995       35
Super 8, Miner, MO                            109,367              1985         04/01/1995       35
Super 8, Poplar Bluff, MO                      97,731              1985         04/01/1995       35
Vagabond Inn, San Diego, CA                   189,786              1987         04/22/1995       35
Sleep Inn, Ocean Springs, MS                  331,350              1995         09/13/1996       35
Sleep Inn, Destin, FL                         361,360              1992         09/13/1996       35
Sleep Inn, Sarasota, FL                       303,839              1993         09/13/1996       35
Sleep Inn, Tallahassee, FL                    262,414              1994         09/13/1996       35
Super 8, Flagstaff, AZ                        372,730              1985         03/14/1997       35
Country Hearth Inn, Auburn, IN                214,815              1987         10/21/1997       35
                                        -------------
Buildings and Improvements                  2,452,850
Furniture and Equipment                     1,589,992
                                         ------------
                                          $ 4,042,842

(A)  CrossHost hotel assets are cross collateralized and encumbered by the CrossHost Loan facility with an outstanding principal balance of $12,117,744 at December 31, 2000.

(B)  Host Ventures hotel assets are cross collateralized and encumbered by the Host Ventures Loan facility with an outstanding principal balance of $8,818,572 at December 31, 2000.