Form 10-Q
period 2001-03-31
HOST FUNDING INC
filed 2001-05-22
CIK 945980

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                         Commission file number 1-14280

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

As of March 31, 2001, the Company had 2,650,100 shares of Class A Common Stock outstanding.

                                TABLE OF CONTENTS


Item Number                                                                 Page
-----------                                                                 ----

                    PART I

1.        Financial Statements                                                2

2.        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 13


                    PART II

1.        Legal Proceedings                                                   17

2.        Changes in Securities                                               18

3.        Defaults Upon Senior Securities                                     18

4.        Submission of Matters to a Vote of Security Holders                 19

5.        Other Information                                                   19

6.        Exhibits and Reports on Form 8-K                                    19

                               HOST FUNDING, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)
                                                             March 31,            December 31,
ASSETS                                                         2001                   2000
                                                          ---------------       ---------------
Land, Property and Equipment -
   Held for Investment:
         Buildings and improvements                          $ 9,322,477           $17,664,925
         Furnishings and equipment                             1,802,388             3,319,371
         Less accumulated depreciation                        (2,180,160)           (3,767,068)
                                                          ---------------       ---------------
                                                               8,944,705            17,217,228
         Land                                                  2,586,618             5,667,570
                                                          ---------------       ---------------
         Total land, property and equipment
         - held for investment                                11,531,323            22,884,798
                                                          ---------------       ---------------

Land, Property and Equipment - Held for Sale:
         Building and improvements                            10,255,178             1,912,730
         Furnishings and equipment                             1,896,681               379,698
         Less accumulated depreciation                        (1,990,998)             (275,774)
         Less impairment reserve                              (2,826,091)                    -
         Land                                                  3,783,452               702,500
                                                          ---------------       ---------------
         Land, property and equipment
         - held for sale                                      11,118,222             2,719,154
                                                          ---------------       ---------------

Investment in Hotel Properties                                 3,266,146             3,266,146
                                                          ---------------       ---------------

         Total land, property and equipment                   25,915,691            28,870,098

Cash and Cash Equivalents                                         16,040                36,744

Restricted Cash                                                  681,550               622,593

Rent Receivable                                                  386,608               309,661

Due from Related Parties                                         -                      20,611

Long-Term Advances to Lessees                                    110,090               110,090

Restricted Investments                                           288,000               288,000

Loan Commitment Fees, net of accumulated
 amortization of $818,258 and $809,269                           958,558               967,547

Franchise Fees - net of accumulated
 amortization of $38,088 and $37,088                              62,912                63,912

Prepaid Expenses and Other Current Assets                        350,255               333,041
                                                          ---------------       ---------------

TOTAL ASSETS                                                 $28,769,704           $31,622,297
                                                          ===============       ===============

            The accompanying notes are an integral part of these consolidated financial statements.

                              HOST FUNDING, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS (Continued)
                                         (Unaudited)
                                                                March 31,         December 31,
                                                                   2001               2000
                                                             ---------------    ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Long-term Debt                                                  $22,365,780        $22,460,998

Short-term Debt                                                   1,177,701          1,194,597

Long-term Lease Deposit                                             468,000            468,000

Advances by Lessee                                                  191,571            191,571

Option Deposits                                                     -                   20,000

Accounts Payable and Other Accrued Expenses                         636,910            212,027

Due to Related Parties                                              526,611            269,245

Accrued Interest                                                    467,632            425,592

Accrued Property Taxes                                              191,563            178,772
                                                             ---------------    ---------------
         Total liabilities                                       26,025,768         25,420,802
                                                             ---------------    ---------------

Minority Interest in Partnerships                                    71,347             75,975
                                                             ---------------    ---------------
         Series A Preferred stock; $0.01 par value;
         $4.00 liquidation preference;  2,000,000 shares
         authorized; 877,112 and 877,112 shares issued
         and outstanding                                          2,254,222          2,254,222

Commitments and Contingencies (Note 7)

SHAREHOLDERS' EQUITY
         Class A Common stock, $.01 par value;
         50,000,000 shares authorized; 2,650,100
         and 2,650,100 shares issued and outstanding                 26,501             26,501

         Additional Paid-In Capital                              11,148,160         11,148,160

         Accumulated Deficit                                    (10,706,291)        (7,248,211)

         Less:  Unearned directors' compensation net of
          accumulated amortization of $104,552 and $99,403          (41,448)           (46,597)
                                                             ---------------    ---------------
                                                                    426,922          3,879,853
         Less: Common stock in treasury, at cost,
          3,800 and 3,800 shares                                     (8,555)            (8,555)
                                                             ---------------    ---------------
         Total Shareholders' Equity                                 418,367          3,871,298
                                                             ---------------    ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $28,769,704        $31,622,297
                                                             ===============    ===============

            The accompanying notes are an integral part of these consolidated financial statements.

                              HOST FUNDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                                    For The Three Months Ended
                                                                              March 31,
                                                                       2001              2000
                                                                 ---------------   ---------------
INCOME FROM PROPERTY OPERATIONS
         Room revenue                                                $   246,397      $   232,418
         Operating expenses                                              153,241          131,291
                                                                 ---------------   ---------------
                  Total income from property operations                   93,156          101,127
                                                                 ---------------   ---------------
CORPORATE REVENUE
         Lease revenue - lessees                                         386,758          589,387
         Interest and other income                                        46,831           10,354
                                                                 ---------------   ---------------
                  Total corporate revenue                                433,589          599,741
                                                                 ---------------   ---------------
Total Revenue                                                            526,745          700,868
                                                                 ---------------   ---------------

EXPENSES
         Interest expense                                                382,456          590,611
         Depreciation and amortization                                   129,316          300,887
         Administrative expenses - other                                 163,427          180,793
         Director fees                                                     1,050                -
         Property taxes                                                   53,454           84,810
         Minority interest in partnerships                               (4,628)           (5,783)
         Amortization of unearned directors' compensation                  5,149            6,570
                                                                 ---------------   ---------------
         Total expenses                                                  730,224        1,157,888
                                                                 ---------------   ---------------

Loss From Operations                                                   (203,479)         (457,020)
                                                                 ---------------   ---------------
OTHER EXPENSE
         Valuation Reserve                                           (2,826,091)                -
         Franchise Termination Reserve                                 (428,510)                -
                                                                 ---------------   ---------------
         Total Other Expense                                         (3,254,601)                -
                                                                 ---------------   ---------------

NET LOSS                                                            $(3,458,080)      $  (457,020)
                                                                 ===============   ===============


NET LOSS PER COMMON SHARE - Basic and Diluted                       $     (1.30)      $     (0.27)
                                                                 ===============   ===============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                           2,650,100         1,720,000
                                                                 ===============   ===============







            The accompanying notes are an integral part of these consolidated financial statements.

                               HOST FUNDING, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                                        Three Months Ended
                                                                             March 31,
                                                                       2001              2000
                                                                 ---------------   ---------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                                      $ (3,458,080)     $   (457,020)
     Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
     Depreciation and amortization                                      129,316           300,887
     Amortization of loan fees                                            8,989            13,483
     Amortization of unearned directors' compensation                     5,149             6,570
     Minority interest in partnerships                                   (4,628)           (5,783)
     Impairment loss on assets held for sale                          2,826,091                 -
Changes in certain operating assets and liabilities:
     Rent receivable                                                    (76,947)          (43,148)
     Prepaid expenses and other current assets                          132,786           (45,654)
     Option deposits                                                    (20,000)                -
     Accounts payable and accrued expenses                              587,080          (245,697)
     Due to related parties                                              20,611               (59)
                                                                 ---------------   ---------------

     Net cash provided by (used in) operating activities                150,367          (476,421)
                                                                 ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Restricted cash                                                    (58,957)          (86,434)
                                                                 ---------------   ---------------

     Net cash (used in) investing activities                            (58,957)          (86,434)
                                                                 ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings of short term debt                                      150,000                 -
     Short term advances made                                          (150,000)                -
     Payments on short term debt                                        (25,310)                -
     Payments on long term debt                                         (86,804)         (146,114)
     Purchase of company stock                                                -            (8,555)
                                                                 ---------------   ---------------

     Net cash (used in) financing activities                           (112,114)         (154,669)
                                                                 ---------------   ---------------

     Net Change in Cash and Cash Equivalents                            (20,704)         (717,524)

     Cash and Cash Equivalents - Beginning                               36,744         1,129,115
                                                                 ---------------   ---------------

     Cash and Cash Equivalents - Ending                            $     16,040      $    411,591
                                                                 ===============   ===============

             The accompanying notes are an integral part of these consolidated financial statements.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                       2001              2000
                                                                 ---------------   ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

Cash Paid During the Year for:
     Interest Expense                                               $   331,425       $   558,254
                                                                 ===============   ===============

























             The accompanying notes are an integral part of these consolidated financial statements.

Host Funding, Inc.
Notes to Consolidated Financial Statements
March 31, 2001

         1.       ORGANIZATION AND BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Host Funding, Inc., a Maryland corporation (the "Registrant" or the "Company"), include the accounts of the Company and its consolidated subsidiaries, Host Ventures, Inc. ("Host Ventures"), Crosshost, Inc ("Crosshost"), and Host Enterprises, Inc. ("Enterprises"), and the Company's interest in the Country Hearth Inn located in Auburn, Indiana. The Company is in the business of acquiring motel properties and leasing such properties to professional hotel and motel management companies who operate and manage the Company's hotels. As of March 31, 2001, the Company owned interests in 15 hotels located in 8 states and Mexico (the "Company Properties").

                  These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management of the Registrant, all adjustments necessary for a fair presentation have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and should be read in accordance therewith. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

         2.       USE OF ESTIMATES

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

         3.       NET INCOME(LOSS) PER SHARE

                  Net income or loss per share for the three months ended March 31, 2001 and 2000 is computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is antidilutive.

         4.       INTENT TO MERGE WITH CARNEGIE INTERNATIONAL CORP.

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

         5.       FORECLOSURE OF HOST VENTURES PROPERTIES

                  The lender on the deeds of trust covering the three Host Ventures properties has initiated judicial foreclosure actions in the jurisdictions where the properties are located. The lender terminated the leases on each of the properties, and Management has not been involved in their operations since that time. The company has pledged its full cooperation with the lender to minimize costs. The Company has reclassified the properties to "held for sale" pending final transfer of the assets. Additionally, the Company recorded a write-down of the assets in the amount of $2,826,091 reflecting the excess of book value over expected debt relief.

         6.       SALE OF CONVERTIBLE PREFERRED STOCK

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


         7.       COMMITMENTS & CONTINGENCIES

                  REIT Status

                  The Company, as a requirement under the Internal Revenue Code (the "Code") to elect REIT status, must have no more than five
                  (5) shareholders, who own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding of the Company. The Company has not satisfied this requirement and therefore, has not elected to qualify as a REIT and currently is subject to the corporate tax provisions. However, the Company has a net deferred tax asset under SFAS 109, Accounting for Income Taxes, that has been fully reserved. The Company's decision not to elect REIT qualification should not adversely affect the stockholders of the Company in that the Company had no taxable income for the 2000 year and expects no material federal income tax liability for the year ended 2001.

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

                  Notes Payable Related To Property Acquisitions

                  In May 1999, the Company entered into negotiations to purchase certain properties, located primarily in the southeastern portion of the United States (the Southeast Properties). In connection therewith, the Company executed an application with a lender to obtain financing for the Southeast Properties. On behalf of the Company, an unaffiliated party funded $140,000 to the lender in prepayment of certain due diligence costs related to such financing. In September, 1999 an additional $50,000 was advanced by the same unaffiliated party in partial payment of certain legal fees. The Company reported that it had issued 69,781 shares of the Company's Class A common stock in satisfaction of approximately $140,000 of principal and interest, leaving approximately $50,000 unpaid, accruing interest on the unpaid balance at the rate of 12% per annum. A civil action was filed by the lenders, however, seeking repayment of the $190,000 advanced plus interest fully in cash. The lenders prevailed in the action, and judgment was entered in their favor for the full amount advanced together with interest and attorneys fees in the total amount of $281,819. The plaintiff has taken aggressive collection action, including the issuance of writs of execution to collect on the judgment. Management is currently in discussions with plaintiff aimed at reaching agreement on mutually acceptable payment arrangements and reduction of the total amount of the judgment. As of May 15, 2001, the Company had paid $86,522 towards settlement of the claim.


                  Other Notes Payable

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

                  In April 1999, the Company was notified that Auburn Equity Partners filed a complaint, Case Number 99CVE-04-2725 (the "Auburn Complaint"), in the Franklin County Common Pleas Court, Columbus, Ohio, Civil Division (the "Franklin County Court"). The Auburn Complaint named BH-Auburn LP and Host Funding, Inc., as defendants. Concurrently with receiving notice of the Auburn Complaint, the Company received notice that Findlay Equity Partners had also filed a complaint, Case Number 99CVH-04-2726 (the "Findlay Complaint"), in the Franklin County Court. The Findlay Complaint named BH-Findlay, LP and Host Funding, Inc., as defendants. The Auburn Complaint and the Findlay Complaint together demanded payment of the Country Hearth Notes and the Price Protection amounts in the aggregate amount of approximately $1,550,000. On July 30, 1999, the Franklin County Court entered a judgment for the plaintiffs in both the Findlay Complaint and the Auburn Complaint.

                  In November 1999, the Country Hearth Note related to the Findlay Property was satisfied by the payment of $650,000 from the proceeds of the sale of the Findlay Property.

                  In 2000, the Company settled with Auburn for the remainder of the amounts due in the amount of $825,000, of which $500,000 has been paid prior to December 31, 2000. The consolidated balance sheet at March 31, 2001 includes the remaining liability of $325,000. Of this amount, $200,000 was paid on April 30, 2001 while the balance is due June 1, 2001.


                  In March 2000, a judgment was entered against the Company for payment of $150,000 to Five Lion, Inc. and Lion Investment Limited Partnership for reimbursement of due diligence fees. The remaining balance of the settlement accrued at March 31, 2001, is $17,085. The Company made the final settlement payment on May 11, 2001.

                  In November 2000, five individual MPI funds, affiliates of MPI, granted a loan to the Company in the amount of $75,000, which accrues interest at 10% and is due in May 2001. This amount is included in Due to Related Parties in the March 31, 2001, consolidated balance sheet.

                  In January 2001, the MPI Funds granted a loan to the Company to fund the advance to Carnegie in the amount of $112,500, which accrues interest at 10% and was due in April 2001. The amounts were not repaid and repayment options are being discussed. This amount is included in Due to Related Parties in the March 31, 2001, consolidated balance sheet.

                  In January, 2001 Sutter Capital Management, LLC ("Sutter") an affiliate of company director Robert Dixon granted a loan to the Company to fund the advance to Carnegie in the amount of $37,500, which accrues interest at 10% and was due in April 2001. The amounts were not repaid and repayment options are being discussed. This amount is included in Due to Related Parties in the March 31, 2001, consolidated balance sheet.

                  Related Party Advances

                  As of March 31, 2001, the Company has recorded advances due to related parties of approximately $527,000. Of this amount, approximately $272,000 is owed to MPI for unpaid advisory fees, $30,000 is owed to MPI for legal and other costs advanced, $75,000 is owed to MPI Funds for a working capital advance made in November, 2000, $112,500 is owed to MPI Funds for the loan made to Carnegie in January, 2001 and $37,500 is owed to Sutter Capital also for the Carnegie loan.

                  Choice Hotel Franchise Termination Fee

                  The company received a demand from Choice Hotels based on the termination of the Super Eight franchise on the Ocean Springs, MS property. The franchise agreement was guaranteed by Host Funding and Crosshost. As a result of this demand, the Company recorded a franchise termination reserve in the amount of $428,510. Management has been in contact with the property managers, and representatives of Choice Hotels, and is hopeful that the matter can be resolved through negotiation of a mutually acceptable settlement and compromise arrangement.


         8.       SUBSEQUENT EVENTS

                  In May, 2001 Buckhead America Corporation failed to make scheduled lease payments on five Crosshost properties causing the Company to miss a mortgage payment due May 16, 2001 to First Union National Bank. Buckhead advised that the lease payments would be forthcoming and has made partial payments of amounts owed. The outstanding amount due as of May 18, 2001 is approximately $35,000.

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

                  In view of the above, the Company has fallen below the continued listing guidelines. The Company appealed this determination and requested a hearing before a committee of the Exchange. The Company received notification from the Amex Adjudicatory Council of the American Stock Exchange Board of Governors that the Council has affirmed the decision of the Amex Committee on Securities to strike Host Funding's common stock from listing and registration on the exchange. Accordingly, the exchange has informed Host Funding that it plans to file an application with the United States Securities and Exchange Commission to strike the company's stock from the exchange.

                  Year 2000

                  The Company has addressed the "Year 2000 Problem" and determined that the Company's automated systems are "Y2K Compliant". The lessees and operators of the Company Hotels have also advised the Company that the systems relating to the Company Hotels are "Y2K Compliant". Such compliance includes all front office systems, electronic locks, telephone systems, credit card processing, communications software with primary bankers, motel VCRs, FAX machines, copiers, cash registers, television systems, and elevators, among other systems. If the Company suffers material loss or significant adverse effects to operations resulting from non-compliance, the Company may terminate the related lease due to default by the lessee and execute leases with a new lessee who is "Y2K Compliant".


                  Changes in Financial Condition

                  Three months ended March 31, 2001:

                  The Company was unsuccessful in renegotiating the terms of the debt on three properties ("the Host Ventures properties"). Consequently, the lender has begun foreclosure proceedings against the Company for failure to make scheduled debt service payments. The respective leases have been assigned to the lender who is now operating these properties. The Company has reclassified the properties to "held for sale" pending final transfer of the assets. Additionally, the Company recorded a write-down of the assets in the amount of $2,826,091 reflecting the excess of book value over expected debt relief. The Company's statement of operations does not include activity for these properties.

                  As of March 31, 2001 cash, cash equivalents and restricted cash were approximately $697,000. As of December 31, 2000 cash, cash equivalents and restricted cash were approximately $659,000. Of these amounts, restricted cash was approximately $682,000 and $623,000 for 2001 and 2000, respectively.



                  Results of Operations

                  Three months ended March 31, 2001 and 2000:

                  Occupancy and average room rates of approximately 53% and $43.39 for the Company Properties for the three months ended March 31, 2001 resulted in total sales of approximately $1,234,000 and generated total lease and net operating revenues of approximately $480,000. Occupancy and average room rates of 52% and $44.97 for comparable Company Properties for the three months ended March 31, 2000 resulted in total sales of approximately $1,287,000, which generated total lease revenues of approximately $487,000. The Host Ventures properties held for sale had sales and lease revenue of $928,000 and $203,000 in 2000 with no sales or revenue for 2001.

                  Administrative expenses - other were approximately $163,000 and $181,000 for the three month periods ended March 31, 2001 and 2000, respectively, and consisted primarily of the following approximate amounts: advisory fees of $87,000 and $87,000; insurance of $19,000 and $15,000; legal fees of $51,000 and $28,000; settlement claims of $0 and $40,000; and other costs of $6,000 and $11,000.


                  Liquidity and Capital Resources

                  The Company has experienced liquidity problems as previously described and has been unable to meet current obligations. The Company continues to discuss all options with creditors and continues to seek additional sources of funding in an effort to satisfy all claims. However, the Company has no committed additional sources of external liquidity currently available; therefore, the Company will rely on its internal cash flow to meet its liquidity needs. The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Company's cash flow from the Company Hotels. Although the obligations of BAC Hotel Management, Inc. ("BAC"), as lessee, under the Company Hotels leased by BAC are guaranteed in part by Buckhead American Corporation (BUCK: NASDAQ), the ability of BAC to make lease payments under the Company Hotel leases, and, therefore, the Company's liquidity, including its ability to make distributions to shareholders, is dependent on the ability of BAC to generate sufficient cash flow from such Company Hotels.

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

                  Item 3. Quantitative and Qualitative Disclosures about Market Risk

                  Information and disclosures regarding market risks applicable to the Company are incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", "Liquidity and Capital Resources", or as contained elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

                            PART II-OTHER INFORMATION

                  Item 1.  Legal Proceedings.

                  Five Lion, Inc. and Lion Investment Limited Partnership vs. Host Funding, Inc.; United States District Court, District of Minnesota, Fifth Division; Court File Number
                  98-2154-MJD/RLE.

                  As previously disclosed in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2000, the Company was named as a defendant in the above complaint filed on September 24, 1998. The complaint alleges, among other things, that the Company is obligated to reimburse $150,000 which the plaintiffs paid to the Company for certain due diligence items pursuant to a letter agreement dated February 13, 1998. On January 20, 2000, the plaintiffs obtained a summary judgment for breach of contract with regard to a portion of their claims. On May 10, 2000, the Company entered into a settlement agreement with the plaintiffs in satisfaction of the judgment including pre-judgment interest. The settlement agreement provides for a one time cash payment of $64,276.00 to the plaintiffs accompanied by the execution and delivery of a promissory note in the principal amount of $100,000. The promissory note is payable in 12 equal annual installments of $8,606.64 and is secured by 50,000 shares of the Series "A" Convertible Preferred Stock of the Company. The Company made the final payment on May 11, 2001.

                  Auburn Equity Partners vs. BH-Auburn, L.P. and Host Funding, Inc., Case No. 99 CVE-04-2725, and Findlay Equity Partners vs. BH-Findlay, L.P. and Host Funding, Franklin County Common Please Court, Columbus, Ohio, Civil Division, Case No. 99CVH-04-2726.

                  As previously disclosed in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2000, the Company was named as a defendant in the above complaints filed on April 1, 1999. The complaints were filed based upon the default by BH-Auburn, L.P. and BH-Findlay, L.P. (collectively, the "Partnerships") of their respective payment obligations under two seller promissory notes (the "Country Hearth Notes") delivered to the respective plaintiffs in partial payment of the purchase price for the Company Hotels located in Findlay, Ohio and Auburn, Indiana. The Company was named as a defendant in both complaints based upon the Company's guaranty of the payment of the Country Hearth Notes. On July 30, 1999, a judgment was rendered in favor of the plaintiffs against the Partnerships and the Company in the approximate aggregate amount of $1,550,000. The obligations of B-H Findlay under the seller promissory note, both principal and interest, related to the Company Hotel located in Findlay, Ohio in the approximate settlement amount of $650,000 were satisfied in full from the proceeds of the sale of the property.
                  In December 2000, the Company settled all outstanding litigation regarding the above with a payment of $500,000 and an agreement to pay an additional $200,000 by April 30, 2001 and $125,000 by June 1, 2001.

                  Keystone Advisors, Inc, and Crossroads Investments, LLC, v. Host Funding, Inc, Superior Court of the State of California, for the County of Santa Barbara, Anacapa Division, Case No. 1035199.

                  This is a collection action against the Company for repayment of advances made to the company by the two named plaintiffs. The company had previously issued Class A common stock in partial satisfaction of the debt, which the plaintiffs rejected. Judgment was entered against the company in the amount of $281,819. Plaintiff has taken aggressive collection action, including issuance of writs of execution. Management is currently in discussions with plaintiffs to arrange a mutually acceptable payment plan, looking towards a reduction in the principal amount of the judgement and reduction of the attorneys fees awarded by the court.

                  Choice Hotels International v. Host Ventures Inc. Demand for Arbitration

                  We are in receipt of a demand for arbitration from Choice Hotels, International, arising out of an alleged breach of a franchise agreement on the Ocean Springs, MS hotel. The company has reviewed the available materials surrounding the claim. Management has been in contact with the property managers, and representatives of Choice Hotels, and is hopeful that the matter can be resolved through negotiation of a mutually acceptable settlement and compromise arrangement.

                  Host Ventures Inc. Foreclosure

                  The lender on the deeds of trust covering the three Host Ventures properties has initiated judicial foreclosure actions in the jurisdictions where the properties are located. The lender terminated the leases on each of the properties, and Management has not been involved in their operations since that time. The company has pledged its full cooperation with the lender to minimize costs.


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


                  (b)     Reports on Form 8-K

                          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacity as the Registrant"s President and Chief Executive Officer and Chief Financial and Accounting Officer, respectively.



Dated: May 22, 2001               HOST FUNDING, INC.


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