Form 10-Q
period 2001-06-30
HOST FUNDING INC
filed 2001-08-14
CIK 945980

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
        /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                         Commission file number 1-14280

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

As of June 30, 2001, the Company had 2,650,100 shares of Class A Common Stock outstanding.

                                TABLE OF CONTENTS


Item Number                                                            Page

                              PART I

1.        Financial Statements                                          2

2.        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          14


                              PART II

1.        Legal Proceedings                                            18

2.        Changes in Securities                                        19

3.        Defaults Upon Senior Securities                              20

4.        Submission of Matters to a Vote of Security Holders  20

5.        Other Information                                            20

6.        Exhibits and Reports on Form 8-K                             21

                              HOST FUNDING, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                                                         June 30,             December 31,
                                                           2001                   2000
                                                    -----------------       -----------------
ASSETS
Land Property and Equipment -
 Held for Investment:
    Building and improvements                       $      9,322,477        $     17,664,925
    Furnishings and equipment                              1,802,388               3,319,371
    Less accumulated depreciation                         (2,308,476)             (3,767,068)
                                                    -----------------       -----------------
                                                           8,816,389              17,217,228
    Land                                                   2,586,618               5,667,570
    Total land, property and equipment              -----------------       -----------------
     - held for investment                                11,403,007              22,884,798
                                                    -----------------       -----------------
Land Property and Equipment - Held for Sale:
    Building and improvements                             10,255,178               1,912,730
    Furnishings and equipment                              1,896,681                 379,698
    Less accumulated depreciation                         (1,990,998)               (275,774)
    Less impairment reserve                               (2,826,091)                      -
    Land                                                   3,783,452                 702,500
    Total land, property and equipment              -----------------       -----------------
     - held for sale                                      11,118,222               2,719,154
                                                    -----------------       -----------------
Investment in Hotel Properties                             3,266,146               3,266,146
                                                    -----------------       -----------------
    Total land, property and equipment                    25,787,375              28,870,098

Cash and Cash Equivalents                                      2,607                  36,744

Restricted Cash                                              832,502                 622,593

Rent Receivable                                              345,213                 309,661

Due from Related Parties                                           -                  20,611

Long-Term Advances to Lessees                                110,090                 110,090

Restricted Investments                                       288,000                 288,000

Loan Commitment Fees, net of accumulated
amortization of $827,247 and $809,269                        949,569                 967,547

Franchise Fees, net of accumulated
amortization of $39,088 and $37,088                           61,912                  63,912

Prepaid Expenses and Other Current Assets                    209,602                 333,041
                                                    -----------------       -----------------
TOTAL ASSETS                                        $     28,586,870        $     31,622,297
                                                    =================       =================


     The accompanying notes are an integral part of the consolidated financial statements.

                                 HOST FUNDING, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS (continued)
                                           (Unaudited)
                                                         June 30,             December 31,
                                                           2001                   2000
                                                    -----------------       -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES

Long-term Debt                                      $     22,274,899        $     22,460,998

Short-term Debt                                              808,862               1,194,597

Long-term Lease Deposit                                      468,000                 468,000

Advances by Lessee                                           191,571                 191,571

Option Deposit                                                     -                  20,000

Accounts Payable and Other Accrued Expenses                  460,442                 212,027

Due to Related Parties                                       724,112                 269,245

Accrued Interest                                             480,166                 425,592

Accrued Property Taxes                                       223,298                 178,772
                                                    -----------------       -----------------
  Total Liabilities                                       25,631,350              25,420,802
                                                    -----------------       -----------------
Minority Interest in Partnerships                             72,485                  75,975
                                                    -----------------       -----------------

    Series A Preferred stock; $0.01 par value;
    $4.00 liquidation preference; 2,000,000
    shares authorized; 1,039,612and 877,112
    shares issued and outstanding                          2,579,222               2,254,222

Commitments and Contingencies (Note 9)

SHAREHOLDERS' EQUITY:

    Class A Common stock, $.01 par value;
    50,000,000 shares authorized; 2,650,100
    and 2,650,100 shares issued and outstanding               26,501                  26,501

    Additional Paid-in Capital                            11,148,160              11,148,160

    Accumulated Deficit                                  (10,825,994)             (7,248,211)

    Less: Unearned directors' compensation net of
    accumulated amortization of $109,701 and $99,403         (36,299)                (46,597)
                                                    -----------------       -----------------
                                                             312,368               3,879,853

    Less: Common stock in treasury at cost,
    3,800 and 3,800 shares                                    (8,555)                 (8,555)
                                                    -----------------       -----------------
    Total Shareholders' Equity                               303,813               3,871,298
                                                    -----------------       -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $     28,586,870        $     31,622,297
                                                    =================       =================

    The accompanying notes are an integral part of the consolidated financial statements.

                                        HOST FUNDING, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                                                 Three Months Ended                     Six Months Ended
                                                                     June 30,                                June 30,
                                                              2001                2000               2001                2000
                                                         ------------        ------------        ------------        ------------
INCOME FROM PROPERTY OPERATIONS
    Room revenue                                         $   207,283         $   231,870         $   453,680         $   464,288
    Operating expenses                                       127,843             132,163             281,084             263,454
                                                         ------------        ------------        ------------        ------------
        Total income from property operations                 79,440              99,707             172,596             200,834
                                                         ------------        ------------        ------------        ------------
CORPORATE REVENUE

    Lease revenue - lessees                                  483,572             761,452             870,330           1,350,839
    Interest and other income                                  3,564               3,948              50,395              14,302
                                                         ------------        ------------        ------------        ------------
        Total corporate revenue                              487,136             765,400             920,725           1,365,141
                                                         ------------        ------------        ------------        ------------
Total Revenue                                                566,576             865,107           1,093,321           1,565,975
                                                         ------------        ------------        ------------        ------------
EXPENSES

    Interest expense                                         356,736             587,146             739,192           1,177,757
    Depreciation and amortization                            129,316             302,975             258,632             603,862
    Administrative expenses - other                          134,635             155,447             298,062             336,240
    Director fees                                              1,050                   -               2,100                   -
    Property taxes                                            58,254              84,786             111,708             169,596
    Minority interest in partnerships                          1,138                (969)             (3,490)             (6,752)
    Amortization of unearned directors' compensation           5,150               6,570              10,299              13,140
                                                         ------------        ------------        ------------        ------------
        Total expenses                                       686,279           1,135,955           1,416,503           2,293,843
                                                         ------------        ------------        ------------        ------------
Loss From Operations                                        (119,703)           (270,848)           (323,182)           (727,868)
                                                         ------------        ------------        ------------        ------------
OTHER EXPENSE
    Valuation Reserve                                             -                   -           (2,826,091)                  -
    Franchise Termination Reserve                                 -                   -             (428,510)                  -
                                                        ------------        ------------         ------------        ------------
        Total Other Expense                                       -                   -           (3,254,601)                  -
                                                        ------------        ------------         ------------        ------------
NET LOSS                                                $  (119,703)        $  (270,848)        $ (3,577,783)         $ (727,868)
                                                        ============        ============         ============        ============
 NET LOSS PER COMMON SHARE -
   Basic and Diluted                                    $     (0.05)        $     (0.15)         $     (1.35)        $     (0.42)
                                                        ============        ============         ============        ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                 2,650,100           1,763,956            2,650,100           1,741,978
                                                        ============        ============         ============        ============

                    The accompanying notes are an integral part of the consolidated financial statements.

                                 HOST FUNDING, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOW
                                             (Unaudited)
                                                                              Six Months Ended
                                                                       June 30,             December 31,
                                                                         2001                   2000
                                                                 -----------------       -----------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                       $     (3,577,783)       $       (727,868)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                           258,632                 603,862
  Amortization of loan fees                                                17,978                  26,966
  Amortization of unearned directors' compensation                         10,298                  13,140
  Minority interest in partnerships                                        (3,490)                 (6,752)
  Impairment loss on assets held for sale                               2,826,091                       -

Changes in certain operating assets and liabilities:
  Rent receivable                                                         (35,552)                (37,286)
  Prepaid and other assets                                                273,439                 (57,381)
  Option deposits                                                         (20,000)                      -
  Accounts payable and accrued expenses                                   347,515                (315,036)
  Due to/from related parties                                             186,120                     141
                                                                 -----------------       -----------------
    Net cash provided by (used in) operating activities                   283,248                (500,214)
                                                                 -----------------       -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted cash                                                        (209,909)               (323,456)
                                                                 -----------------       -----------------
    Net cash (used in) investing activities                              (209,909)               (323,456)
                                                                 -----------------       -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                                   325,000                       -
  Borrowings of short term debt                                           289,358                  91,893
  Short term advances made                                               (150,000)                      -
  Payments of short-term debt                                            (402,395)                      -
  Purchase of Company stock                                                     -                  (8,555)
  Payments on long-term debt                                             (169,439)               (287,074)
                                                                 -----------------       -----------------
    Net cash (used in) financing activities                              (107,476)               (203,736)
                                                                 -----------------       -----------------
Net Change in Cash and Cash Equivalents                                   (34,137)             (1,027,406)

Cash and Cash Equivalents - Beginning                                      36,744               1,129,115
                                                                 -----------------       -----------------
Cash and Cash Equivalents - Ending                               $          2,607        $        101,709
                                                                 =================       =================

             The accompanying notes are an integral part of the consolidated financial statements.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
                                  (Unaudited)
                                                                              Six Months Ended
                                                                       June 30,             December 31,
                                                                         2001                   2000
                                                                 -----------------       -----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for interest                         $        666,640        $      1,101,778
                                                                 =================       =================

Non-cash investing activities:
  Common stock issued in exchange for investment property
    Class A common                                               $              -        $         10,000
    Additional paid in capital                                                  -               3,180,000
    Land, property & equipment                                                  -              (3,190,000)
                                                                 -----------------       -----------------
    Net non-cash investing activity                              $              -        $              -
                                                                 =================       =================

             The accompanying notes are an integral part of the consolidated financial statements.

Host Funding, Inc.
Notes to Consolidated Financial Statements
June 30, 2001

         1.       ORGANIZATION AND BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Host Funding, Inc., a Maryland corporation (the "Registrant" or the "Company"), include the accounts of the Company and its consolidated subsidiaries, Host Ventures, Inc. ("Host Ventures"), Crosshost, Inc ("Crosshost"), and Host Enterprises, Inc. ("Enterprises"), and the Company's interest in the Country Hearth Inn located in Auburn, Indiana. The Company is in the business of acquiring motel properties and leasing such properties to professional hotel and motel management companies who operate and manage the Company's hotels. As of June 30, 2001, the Company owned interests in 15 hotels located in 8 states and Mexico (the "Company Properties").

                  These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management of the Registrant, all adjustments necessary for a fair presentation have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and should be read in accordance therewith. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

         2.       USE OF ESTIMATES

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

         3.       NET INCOME(LOSS) PER SHARE

                  Net income or loss per share for the six months ended June 30, 2001 and 2000 is computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is antidilutive.

Host Funding, Inc.
Notes to Consolidated Financial Statements
June 30, 2001

         4.       INTENT TO MERGE WITH CARNEGIE INTERNATIONAL CORP.

                  In December 2000, the Company entered into a letter of intent with Carnegie International Corporation (Carnegie), whereby the Company would issue shares in exchange for shares of Carnegie. The merger did not occur as anticipated and discussions have been suspended indefinitely.

                  In connection with the proposed transaction, Crosshost advanced funds to Carnegie in the amount of $150,000. Carnegie executed a promissory note in the amount of $175,000, which includes an amendment fee for an amendment to the merger letter of intent. A Guarantee Agreement and a Stock Pledge agreement secure the promissory note from Carnegie. As of June 30, 2001 Carnegie was in default on the note. The Company has initiated collection actions seeking recovery of amounts due.

         5.       FORECLOSURE OF HOST VENTURES PROPERTIES

                  The lender on the deeds of trust covering the three Host Ventures properties has initiated judicial foreclosure actions in the jurisdictions where the properties are located. The Company has pledged its full cooperation with the lender to minimize costs. The Company has reclassified the properties to "held for sale" pending final transfer of the assets. Additionally, the Company recorded a write-down of the assets in the first quarter, 2001, in the amount of $2,826,091 reflecting the excess of book value over expected debt relief. As of June 30, 2001 the Company maintained title to all three properties pending the foreclosure process.

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

Host Funding, Inc.
Notes to Consolidated Financial Statements
June 30, 2001

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

                  In the second quarter, 2001, the Company sold to MPI and Sutter Opportunity Fund 2, LLC (Sutter), an additional 162,500 shares of the Series "A" Convertible Preferred Stock, $0.01 par value per share (the "Series "A" Preferred"), for a purchase price of $325,000. The proceeds were used to settle outstanding litigation regarding the Auburn and Findlay properties.

         7.       MISSION BAY PROPERTY SALE

                  In February 1999, The Company granted an option to purchase the Mission Bay, CA property to RPD, LLC. This option was subsequently exercised in March 1999. The sale of the property to RPD has not yet closed due to a dispute with the lender regarding the governing deed of trust and the applicable defeasance and release requirements. This dispute was settled in December 2000. The Company has held discussions with the buyer and the lender in an effort to complete the sale of the property and is hopeful that the sale will close in the third quarter, 2001.

         8.       ACQUISITION OF MEXICAN HOTEL PROPERTIES

                  On June 30, 2000, the Company acquired interests in four Mexican Hotel Properties from Bufete Grupo Internacional S.E. de C.V. ("Bufete") in exchange for 1,000,000 shares of the Company's Class A Common Stock. Bufete has guaranteed that the interests exchanged for the stock had a value of $3,000,000 and has further guaranteed that distributions from the Interests to the Company will be at least $450,000 per year. As of June 30, 2001, no payments have been received. The Company is considering its legal remedies.

         9.       COMMITMENTS & CONTINGENCIES

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

Host Funding, Inc.
Notes to Consolidated Financial Statements
June 30, 2001

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

                  Notes Payable Related To Property Acquisitions

                  In May 1999, the Company entered into negotiations to purchase certain properties, located primarily in the southeastern portion of the United States (the Southeast Properties). In connection therewith, the Company executed an application with a lender to obtain financing for the Southeast Properties. On behalf of the Company, an unaffiliated party funded $140,000 to the lender in prepayment of certain due diligence costs related to such financing. In September, 1999 an additional $50,000 was advanced by the same unaffiliated party in partial payment of certain legal fees. The Company reported that it had issued 69,781 shares of the Company's Class A common stock in satisfaction of approximately $140,000 of principal and interest, leaving approximately $50,000 unpaid, accruing interest on the unpaid balance at the rate of 12% per annum. A civil action was filed by the lenders, however, seeking repayment of the $190,000 advanced plus interest fully in cash. The lenders prevailed in the action, and judgment was entered in their favor for the full amount advanced together with interest and attorneys fees in the total amount of $281,819. On July 1, 2001, an agreement was reached. The terms of the agreement provide for monthly payments of $15,000, a reduction of the interest rate to 8% and a reduction of legal fees to $25,000. The revised terms are in effect as long as the Company makes each scheduled payment. As of July 31, 2001, the Company had paid $116,522 towards settlement of the claim.

Host Funding, Inc.
Notes to Consolidated Financial Statements
June 30, 2001

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

                  In 2000, the Company settled with Auburn for the remainder of the amounts due in the amount of $825,000, of which $500,000 was paid prior to December 31, 2000 and the balance of $325,000 was paid as of June 4, 2001.

                  In March 2000, a judgment was entered against the Company for payment of $150,000 to Five Lion, Inc. and Lion Investment Limited Partnership for reimbursement of due diligence fees. The Company made the final settlement payment on May 11, 2001.

                  In November 2000, five individual MPI funds, affiliates of MPI, granted a loan to the Company in the amount of $75,000,

Host Funding, Inc.
Notes to Consolidated Financial Statements
June 30, 2001

                  which accrues interest at 10% and was due in May 2001. The amounts were not repaid and repayment options are being discussed. This amount is included in Due to Related Parties in the June 30, 2001, consolidated balance sheet.

                  In January 2001, the MPI Funds granted a loan to the Company to fund the advance to Carnegie in the amount of $112,500, which accrues interest at 10% and was due in April 2001. The amounts were not repaid and repayment options are being discussed. This amount is included in Due to Related Parties in the June 30, 2001, consolidated balance sheet.

                  In January, 2001 Sutter Capital Management, LLC ("Sutter") an affiliate of company director Robert Dixon granted a loan to the Company to fund the advance to Carnegie in the amount of $37,500, which accrues interest at 10% and was due in April 2001. The amounts were not repaid and repayment options are being discussed. This amount is included in Due to Related Parties in the June 30, 2001, consolidated balance sheet.

                  In the second quarter 2001, MPI advanced $110,000 to the Company. The funds were used to make a settlement payment on the property acquisition note and to fund working capital needs. This amount is included in Due to Related Parties in the June 30, 2001, consolidated balance sheet.

                  Related Party Advances

                  As of June 30, 2001, the Company has recorded advances due to related parties of approximately $724,000. Of this amount, approximately $360,000 is owed to MPI for unpaid advisory fees, $139,000 is owed to MPI for legal and other costs advanced, $75,000 is owed to MPI Funds for a working capital advance made in November, 2000, $112,500 is owed to MPI Funds for the loan made to Carnegie in January, 2001 and $37,500 is owed to Sutter Capital also for the Carnegie loan.

                  Choice Hotel Franchise Termination Fee

                  The Company received a demand from Choice Hotels based on the termination of the Super Eight franchise on the Ocean Springs, MS property. The franchise agreement was guaranteed by Host Funding and Crosshost. As a result of this demand, the Company recorded a franchise termination reserve in the amount of $428,510. Management has been in contact with the property managers, and representatives of Choice Hotels with a view towards reinstating the Sleep Inn franchise and is hopeful that the matter can be resolved through negotiation of a mutually acceptable arrangement.

Host Funding, Inc.
Notes to Consolidated Financial Statements
June 30, 2001

                  The Company received a notice of termination of the franchise located in Tallahassee, FL. Management has been in contact with the property managers, and representatives of Choice Hotels and is in the process of having the franchise reinstated.


         10.      SUBSEQUENT EVENTS

                  The company has reached an agreement with Choice Hotels to reinstate the franchise located in Tallahassee, FL.

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

                  Changes in Financial Condition

                  Six months ended June 30, 2001:

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

                  As of June 30, 2001 cash, cash equivalents and restricted cash were approximately $835,000. As of December 31, 2000 cash, cash equivalents and restricted cash were approximately $659,000. Of these amounts, restricted cash was approximately $833,000 and $623,000 for 2001 and 2000, respectively.

                  Results of Operations

                  Three months ended June 30, 2001 and 2000:

                  Occupancy and average room rates of approximately 62% and $49.39 for the Company Properties for the three months ended June 30, 2001 resulted in total sales of approximately $1,680,000 and generated total lease and net operating revenues of approximately $563,000. Occupancy and average room rates of 59% and $52.11 for comparable Company Properties for the three months ended June 30, 2000 resulted in total sales of approximately $1,686,000, which generated total lease revenues of approximately $569,000. The Host Ventures properties held for sale had sales and lease revenue of $539,000 and $292,000 in 2000 with no sales or revenue for 2001.

                  Administrative expenses - other were approximately $135,000 and $155,000 for the three month periods ended June 30, 2001 and 2000, respectively, and consisted primarily of the following approximate amounts: advisory fees of $88,000 and

                  $88,000; insurance of $19,000 and $15,000; legal fees of $28,000 and $51,000; and other costs of $0 and $1,000.

                  Six months ended June 30, 2001 and 2000:

                  Occupancy and average room rates of approximately 57% and $46.35 for the Company Properties for the six months ended June 30, 2001 resulted in total sales of approximately $2,895,000 and generated total lease and net operating revenues of approximately $1,043,000. Occupancy and average room rates of 56% and $48.76 for comparable Company Properties for the six months ended June 30, 2000 resulted in total sales of approximately $2,973,000, which generated total lease revenues of approximately $1,057,000. The Host Ventures properties held for sale had sales and lease revenue of $1,468,000 and $495,000 in 2000 with no sales or revenue for 2001.

                  Administrative expenses - other were approximately $298,000 and $336,000 for the six month periods ended June 30, 2001 and 2000, respectively, and consisted primarily of the following approximate amounts: advisory fees of $175,000 and $175,000; insurance of $38,000 and $30,000; legal fees of $79,000 and $79,000; settlement claims of $0 and $40,000; and other costs of $6,000 and $12,000.

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

                  Item 3. Quantitative and Qualitative Disclosures about Market Risk

                  Information and disclosures regarding market risks applicable to the Company are incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", "Liquidity and Capital Resources", or as contained elsewhere in this Quarterly Report on Form 10-Q for the six months ended June 30, 2001.

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

                  In December 2000, the Company settled all outstanding litigation regarding the above with a payment of $500,000 and an agreement to pay an additional $200,000 by April 30, 2001 and $125,000 by June 1, 2001. The Company made the final settlement payment on June 4, 2001.

                  Keystone Advisors, Inc, and Crossroads Investments, LLC, v. Host Funding, Inc, Superior Court of the State of California, for the County of Santa Barbara, Anacapa Division, Case No. 1035199.

                  This is a collection action against the Company for repayment of advances made to the company by the two named plaintiffs. The company had previously issued Class A common stock in partial satisfaction of the debt, which the plaintiffs rejected. Judgment was entered against the company in the amount of $281,819. Plaintiff has taken aggressive collection action, including issuance of writs of execution. A settlement agreement has been reached which calls for monthly payments in the amount of $15,000, a reduction of the interest rate from 12% to 8%, and a reduction of legal fees awarded from $56,614 to $25,000. The settlement agreement is contingent on the Company making the monthly payments as scheduled.

                  Choice Hotels International v. Host Ventures Inc. Demand for Arbitration

                  We are in receipt of a demand for arbitration from Choice Hotels, International, arising out of the termination of a franchise agreement on the Ocean Springs, MS hotel. Management has been in contact with the property managers, and representatives of Choice Hotels with a view towards reinstatement of the Sleep Inn franchise, and is hopeful that the matter can be resolved through negotiation of a mutually acceptable arrangement.

                  Choice Hotels International v. Crosshost, Inc.

                  The Company has been notified by Choice Hotels, International of the termination of the franchise agreement on the Tallahassee, FL property. Management has been in contact with the property managers, and representatives of Choice Hotels, and has reached an agreement to reinstate the franchise.

                  Host Ventures Inc. Foreclosure

                  The lender on the deeds of trust covering the three Host Ventures properties has initiated judicial foreclosure actions in the jurisdictions where the properties are located. The company has pledged its full cooperation with the lender to minimize costs.


                  Item 2.  Changes in Securities.

                  On April 30, 2001 the Company sold 75,000 and 25,000 shares of its Series A Preferred Stock to MPI and Sutter, respectively, pursuant to the Stock Purchase Agreement of March 13, 2001 between the Company, MPI and Sutter.

                  On June 4, 2001 the Company sold 46,875 and 15,625 shares of its Series A Preferred Stock to MPI and Sutter, respectively, pursuant to the Stock Purchase Agreement of March 13, 2001 between the Company, MPI and Sutter.

                  Item 3.  Defaults upon Senior Securities.

                  The Company is in default on the deeds of trust covering the three Host Ventures properties for failure to make scheduled debt service payments. The lender has initiated judicial foreclosure actions in the jurisdictions where the properties are located. The Company has pledged its full cooperation with the lender.

                  The Company is in default on the deeds of trust covering the seven Crosshost properties as a result of the termination of the franchise agreement on the Tallahassee, FL property. Management has been in contact with representatives of the lender and the franchiser, and is in the process of having the franchise reinstated.


                  Item 4.   Submission of Matters to a Vote of Security Holders.

                  On May 1, 2001 a special meeting of the shareholders was held at the offices of the Company in Moraga, CA. A quorum of shareholder was present by person or proxy, and the following directors were elected:

                  Directors elected by common shareholders:

                           William M. Birdsall
                           Guy E. Hatfield
                           Brian K. Rodgers

                  Directors elected by preferred shareholders:

                           Robert E. Dixon
                           Glen W. Fuller

                  Ratification of appointment of independent auditors:

                  The firm of Merdinger, Fruchter, Rosen, and Corso was ratified as the Company's independent auditor.


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



Dated: August 14, 2001                   HOST FUNDING, INC.


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