Form 10-Q
period 2001-09-30
HOST FUNDING INC
filed 2001-11-19
CIK 945980

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                         Commission file number 1-14280

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

As of September 30, 2001, the Company had 2,650,100 shares of Class A Common Stock outstanding.

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


                                    HOST FUNDING, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)

                                                         September 30,           December 31,
                                                             2001                    2000
                                                      ------------------      ------------------
ASSETS

Land Property and Equipment -
 Held for Investment:
    Building and improvements                         $       9,322,477       $      17,664,925
    Furnishings and equipment                                 1,946,226               3,319,371
    Less accumulated depreciation                            (2,439,822)             (3,767,068)
                                                      ------------------      ------------------
                                                              8,828,881              17,217,228
    Land                                                      2,586,618               5,667,570
                                                      ------------------      ------------------
    Total land, property and equipment
     - held for investment                                   11,415,499              22,884,798
                                                      ------------------      ------------------
Land Property and Equipment - Held for Sale:
    Building and improvements                                10,255,178               1,912,730
    Furnishings and equipment                                 1,896,681                 379,698
    Less accumulated depreciation                            (1,990,998)               (275,774)
    Less impairment reserve                                  (2,826,091)                      -
    Land                                                      3,783,452                 702,500
                                                      ------------------      ------------------
    Total land, property and equipment
     - held for sale                                         11,118,222               2,719,154
                                                      ------------------      ------------------
Investment in Hotel Properties                                3,266,146               3,266,146
                                                      ------------------      ------------------
    Total land, property and equipment                       25,799,867              28,870,098

Cash and Cash Equivalents                                         6,602                  36,744

Restricted Cash                                                 861,226                 622,593

Rent Receivable                                                 341,575                 309,661

Due from Related Parties                                              -                  20,611

Long-Term Advances to Lessees                                   110,090                 110,090

Restricted Investments                                          288,000                 288,000

Loan Commitment Fees, net of accumulated
amortization of $836,236 and $809,269                           940,580                 967,547

Franchise Fees, net of accumulated
amortization of $40,088 and $37,088                              60,912                  63,912

Prepaid Expenses and Other Current Assets                       297,603                 333,041
                                                      ------------------      ------------------
TOTAL ASSETS                                          $      28,706,455       $      31,622,297
                                                      ==================      ==================


     The accompanying notes are an integral part of the consolidated financial statements.


                                    HOST FUNDING, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS (continued)

                                                 (Unaudited)
                                                         September 30,           December 31,
                                                            2001                    2000
                                                      ------------------      ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Long-term Debt                                        $      22,190,188       $      22,460,998

Short-term Debt                                                 798,862               1,194,597

Long-term Lease Deposit                                         468,000                 468,000

Advances by Lessee                                              191,571                 191,571

Option Deposit                                                        -                  20,000

Accounts Payable and Other Accrued Expenses                     464,702                 212,027

Due to Related Parties                                        1,047,048                 269,245

Accrued Interest                                                499,261                 425,592

Accrued Property Taxes                                          261,117                 178,772
                                                      ------------------      ------------------
  Total Liabilities                                          25,920,749              25,420,802
                                                      ------------------      ------------------
Minority Interest in Partnerships                                67,403                  75,975
                                                      ------------------      ------------------
    Series A Preferred stock; $0.01 par value;
    $4.00 liquidation preference; 2,000,000
    shares authorized; 1,039,612and 877,112
    shares issued and outstanding                             2,579,222               2,254,222

Commitments and Contingencies (Note 9)

SHAREHOLDERS' EQUITY:
    Class A Common stock, $.01 par value;
    50,000,000 shares authorized; 2,650,100

    and 2,650,100 shares issued and outstanding                  26,501                  26,501

    Additional Paid-in Capital                               11,148,160              11,148,160

    Accumulated Deficit                                     (10,995,876)             (7,248,211)

    Less: Unearned directors' compensation net
    of accumulated amortization of $114,851
    and $99,403                                                 (31,149)                (46,597)
                                                      ------------------      ------------------
                                                                147,636               3,879,853

    Less: Common stock in treasury at cost,
    3,800 and 3,800 shares                                       (8,555)                 (8,555)
                                                      ------------------      ------------------
    Total Shareholders' Equity                                  139,081               3,871,298
                                                      ------------------      ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $      28,706,455       $      31,622,297
                                                      ==================      ==================


          The accompanying notes are an integral part of the consolidated financial statements.


                                                    HOST FUNDING, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (Unaudited)



                                                                Three Months Ended                      Nine Months Ended
                                                                  September 30,                           September 30,

                                                               2001                2000                2001                2000
                                                     ----------------    ----------------    ----------------   -----------------
INCOME FROM PROPERTY OPERATIONS
    Room revenue                                       $     171,366       $     200,795       $     625,046      $      665,083
    Operating expenses                                       129,626             128,747             410,710             392,201
                                                     ----------------    ----------------    ----------------   -----------------
        Total income from property operations                 41,740              72,048             214,336             272,882
                                                     ----------------    ----------------    ----------------   -----------------


CORPORATE REVENUE
    Lease revenue - lessees                                  535,162             838,519           1,405,492           2,189,358
    Interest and other income                                  2,142               5,606              52,537              19,908
                                                     ----------------    ----------------    ----------------   -----------------
        Total corporate revenue                              537,304             844,125           1,458,029           2,209,266
                                                     ----------------    ----------------    ----------------   -----------------
Total Revenue                                                579,044             916,173           1,672,365           2,482,148
                                                     ----------------    ----------------    ----------------   -----------------


EXPENSES

    Interest expense                                         361,092             615,965           1,100,284           1,793,722
    Depreciation and amortization                            132,346             301,931             390,978             905,793
    Administrative expenses - other                          164,094             188,519             462,156             524,759
    Property repairs & maintenance                            32,690                   -              32,690                   -
    Director fees                                              1,050                   -               3,150                   -
    Property taxes                                            57,586              84,762             169,294             254,358
    Minority interest in partnerships                         (5,081)             (1,986)             (8,571)             (8,738)
    Amortization of unearned directors' compensation           5,149               6,570              15,448              19,710
                                                     ----------------    ----------------    ----------------   -----------------
        Total expenses                                       748,926           1,195,761           2,165,429           3,489,604
                                                     ----------------    ----------------    ----------------   -----------------


Loss From Operations                                        (169,882)           (279,588)           (493,064)         (1,007,456)
                                                     ----------------    ----------------    ----------------   -----------------

OTHER EXPENSE
    Valuation Reserve                                              -                   -          (2,826,091)                  -
    Franchise Termination Reserve                                  -                   -            (428,510)                  -
                                                     ----------------    ----------------    ----------------   -----------------
        Total Other Expense                                        -                   -          (3,254,601)                  -
                                                     ----------------    ----------------    ----------------   -----------------
NET LOSS                                               $    (169,882)      $    (279,588)      $  (3,747,665)     $   (1,007,456)
                                                     ================    ================    ================   =================
 NET LOSS PER COMMON SHARE -
   Basic and Diluted                                   $       (0.06)      $       (0.10)      $       (1.41)     $        (0.49)
                                                     ================    ================    ================   =================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                  2,650,100           2,673,732           2,650,100           2,054,830
                                                     ================    ================    ================   =================


                     The accompanying notes are an integral part of the consolidated financial statements.

                                    HOST FUNDING, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                                (Unaudited)
                                                                   Nine Months Ended
                                                           Sept 30,                Sept 30,
                                                             2001                    2000
                                                      ------------------      ------------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss                                               $    (3,747,665)        $    (1,007,456)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                 390,978                 905,793
  Amortization of loan fees                                      26,967                  40,448
  Amortization of unearned directors' compensation               15,448                  19,710
  Minority interest in partnerships                              (8,572)                 (8,738)
  Impairment loss on assets held for sale                     2,826,091                       -
 Changes in certain operating assets and liabilities:
  Rent receivable                                               (31,914)               (223,943)
  Prepaid and other assets                                      185,438                 (42,213)
  Option deposits                                               (20,000)                      -
  Accounts payable and accrued expenses                         408,690                 (65,878)
  Due to/from related parties                                   273,621                     666
                                                      ------------------      ------------------
    Net cash provided by (used in) operating
    activities                                                  319,082                (381,611)
                                                      ------------------      ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in land, property and equipment                   (143,839)               (156,185)
  Restricted cash                                              (238,633)               (358,574)
                                                      ------------------      ------------------
    Net cash (used in) investing activities                    (382,472)               (514,759)
                                                      ------------------      ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                         325,000                       -
  Borrowings of short term debt                                 524,793                 301,971
  Short term advances made                                     (150,000)                      -
  Payments of short-term debt                                  (462,395)                (88,719)
  Purchase of Company stock                                           -                  (8,555)
  Payments on long-term debt                                   (204,150)               (431,407)
                                                      ------------------      ------------------
    Net cash (used in) financing activities                      33,248                (226,710)
                                                      ------------------      ------------------

Net Change in Cash and Cash Equivalents                         (30,142)             (1,123,080)

Cash and Cash Equivalents - Beginning                            36,744               1,129,115
                                                      ------------------      ------------------
Cash and Cash Equivalents - Ending                      $         6,602         $         6,035
                                                      ==================      ==================

       The accompanying notes are an integral part of the consolidated financial statements.

                                    HOST FUNDING, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
                                                (Unaudited)
                                                                   Nine Months Ended
                                                           Sept 30,                Sept 30,
                                                             2001                    2000
                                                      ------------------      ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for interest                $       999,648         $     1,636,364
                                                      ==================      ==================

Non-cash investing activities:
  Common stock issued in exchange for investment
  property
    Class A common                                      $             -         $        10,000
    Additional paid in capital                                        -               3,180,000
    Land, property & equipment                                        -              (3,190,000)
                                                      ------------------      ------------------
    Net non-cash investing activity                     $             -         $             -
                                                      ==================      ==================

       The accompanying notes are an integral part of the consolidated financial statements.

Host Funding, Inc.
Notes to Consolidated Financial Statements
September 30, 2001

         1.       ORGANIZATION AND BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Host Funding, Inc., a Maryland corporation (the "Registrant" or the "Company"), include the accounts of the Company and its consolidated subsidiaries, Host Ventures, Inc. ("Host Ventures"), Crosshost, Inc ("Crosshost"), and Host Enterprises, Inc. ("Enterprises"), and the Company's interest in the Country Hearth Inn located in Auburn, Indiana. The Company is in the business of acquiring motel properties and leasing such properties to professional hotel and motel management companies who operate and manage the Company's hotels. As of September 30, 2001, the Company owned interests in 15 hotels located in 8 states and Mexico (the "Company Properties").

                  These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management of the Registrant, all adjustments necessary for a fair presentation have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and should be read in accordance therewith. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

         2.       USE OF ESTIMATES

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

         3.       NET INCOME(LOSS) PER SHARE

                  Net income or loss per share for the nine months ended September 30, 2001 and 2000 is computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is antidilutive.

Host Funding, Inc.
Notes to Consolidated Financial Statements
September 30, 2001

         4.       PROPOSED MERGER WITH CARNEGIE INTERNATIONAL CORP.

                  In December 2000, the Company entered into a letter of intent with Carnegie International Corporation (Carnegie), whereby the Company would issue shares in exchange for shares of Carnegie. The merger did not occur as anticipated.

                  In connection with the proposed transaction, Crosshost advanced funds to Carnegie in the amount of $150,000. Carnegie executed a promissory note in the amount of $175,000, which includes an amendment fee for an amendment to the merger letter of intent. A Guarantee Agreement and a Stock Pledge agreement secure the promissory note from Carnegie. As of September 30, 2001, the Company and Carnegie had terminated the merger discussions, and Carnegie was in default on the note. The Company has initiated collection actions seeking recovery of amounts due.

         5.       FORECLOSURE OF HOST VENTURES PROPERTIES

                  The lender on the deeds of trust covering the three Host Ventures properties has initiated judicial foreclosure actions in the jurisdictions where the properties are located. The Company has pledged its full cooperation with the lender to minimize costs. The Company has reclassified the properties to "held for sale" pending final transfer of the assets. Additionally, the Company recorded a write-down of the assets in the first quarter, 2001, in the amount of $2,826,091 reflecting the excess of book value over expected debt relief. As of September 30, 2001 the Company maintained title to all three properties pending the foreclosure process.

         6.       SALE AND REDEMPTION OF CONVERTIBLE PREFERRED STOCK

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

Host Funding, Inc.
Notes to Consolidated Financial Statements
September 30, 2001

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

                  In September, 2001, the Board of Directors of the Company authorized the redemption of the Series A Preferred stock in exchange for a secured promissory note of the Company whereby the Company pledged its shares of CrossHost, Inc., and the interests in the Mexican Hotel Properties, the acquisition of which is discussed in item 8. below, as collateral. In a related transaction, the holders of the Series A Preferred stock formed HFD Investors, LLC, a limited liability company, ("HFDI") to which they expect to transfer their stock and other claims against the Company. Under the terms of the proposed agreement, the Company will issue its note to HFDI, which would sell the note to an unrelated party, which would, in turn, provide additional working capital to the Company. As of November 19, 2001, a definitive agreement had not been reached and the parties continue to discuss the specific terms of the transactions.


         7.       MISSION BAY PROPERTY SALE

                  In February 1999, The Company granted an option to purchase the Mission Bay, CA property to RPD, LLC. This option was subsequently exercised in March 1999. The sale of the property to RPD has not yet closed due to a dispute with the lender regarding the governing deed of trust and the applicable defeasance and release requirements. This dispute was settled in December 2000. During the third quarter of 2001, the Company, the buyer and the lender held discussions to complete the sale of the property, but the cost of the defeasance and the debt coverage requirements in the Deed of Trust encumbering the property made a release of the property impossible.

         8.       ACQUISITION OF MEXICAN HOTEL PROPERTIES

                  On June 30, 2000, the Company acquired interests in four Mexican Hotel Properties from Bufete Grupo Internacional S.E. de C.V. ("Bufete") in exchange for 1,000,000 shares of the Company's Class A Common Stock. Bufete has guaranteed that the interests exchanged for the stock had a value of $3,000,000 and has further guaranteed that distributions from the

Host Funding, Inc.
Notes to Consolidated Financial Statements
September 30, 2001

                  Interests to the Company will be at least $450,000 per year. As of September 30, 2001, no payments have been received. The Company is considering its legal remedies.

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

                  Notes Payable Related To Property Acquisitions

                  In May 1999, the Company entered into negotiations to purchase certain properties, located primarily in the southeastern portion of the United States (the Southeast Properties). In connection therewith, the Company executed an application with a lender to obtain financing for the Southeast Properties. On behalf of the Company, an

Host Funding, Inc.
Notes to Consolidated Financial Statements
September 30, 2001

                  unaffiliated party funded $140,000 to the lender in prepayment of certain due diligence costs related to such financing. In September, 1999 an additional $50,000 was advanced by the same unaffiliated party in partial payment of certain legal fees. The Company reported that it had issued 69,781 shares of the Company's Class A common stock in satisfaction of approximately $140,000 of principal and interest, leaving approximately $50,000 unpaid, accruing interest on the unpaid balance at the rate of 12% per annum. A civil action was filed by the lenders, however, seeking repayment of the $190,000 advanced plus interest fully in cash. The lenders prevailed in the action, and judgment was entered in their favor for the full amount advanced together with interest and attorneys fees in the total amount of $281,819. On July 1, 2001, an agreement was reached. The terms of the agreement provide for monthly payments of $15,000, a reduction of the interest rate to 8% and a reduction of legal fees to $25,000. The revised terms are in effect as long as the Company makes each scheduled payment. As of September 30, 2001, the Company had paid $176,522 towards settlement of the claim.


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

Host Funding, Inc.
Notes to Consolidated Financial Statements
September 30, 2001

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

                  In November 2000, five individual MPI funds, affiliates of MPI, granted a loan to the Company in the amount of $75,000, which accrues interest at 10% and was due in May
                  2001. The amounts were not repaid and repayment options are being discussed. This amount is included in Due to Related Parties in the September 30, 2001, consolidated balance sheet.

                  In January 2001, the MPI Funds granted a loan to the Company to fund the advance to Carnegie in the amount of $112,500, which accrues interest at 10% and was due in April 2001. The amounts were not repaid and repayment options are being discussed. This amount is included in Due to Related Parties in the September 30, 2001, consolidated balance sheet.

                  In January, 2001 Sutter Capital Management, LLC ("Sutter") an affiliate of company director Robert Dixon granted a loan to the Company to fund the advance to Carnegie in the amount of $37,500, which accrues interest at 10% and was due in April 2001. The amounts were not repaid and repayment options are being discussed. This amount is included in Due to Related Parties in the September 30, 2001, consolidated balance sheet.

                  In the second quarter 2001, MPI advanced $110,000 to the Company. The funds were used to make a settlement payment on the property acquisition note and to fund working capital needs. This amount is included in Due to Related Parties in the September 30, 2001, consolidated balance sheet.

                  In the third quarter 2001, MPI advanced $235,435 to the Company. The proceeds were used to fund deficits on the Crosshost debt service payments, the Keystone/Crossroads settlement payments, costs associated with the Mission Bay property closing and working capital needs. This amount is included in Due to Related Parties in the September 30, 2001, consolidated balance sheet.

Host Funding, Inc.
Notes to Consolidated Financial Statements
September 30, 2001

                  Related Party Advances

                  As of September 30, 2001, the Company has recorded advances due to related parties of approximately $1,047,000. Of this amount, approximately $447,000 is owed to MPI for unpaid advisory fees, $375,000 is owed to MPI for legal and other costs advanced, $75,000 is owed to MPI Funds for a working capital advance made in November, 2000, $112,500 is owed to MPI Funds for the loan made to Carnegie in January, 2001 and $37,500 is owed to Sutter Capital also for the Carnegie loan.

                  Choice Hotel Franchise Termination Fee

                  The Company received a demand from Choice Hotels based on the termination of the Sleep Inn franchise on the Ocean Springs, MS property. The franchise agreement was guaranteed by Host Funding and Crosshost. As a result of this demand, the Company recorded a franchise termination reserve in the amount of $428,510. Management has been in contact with the property managers, and representatives of Choice Hotels with a view towards reinstating the Sleep Inn franchise and is hopeful that the matter can be resolved through negotiation of a mutually acceptable arrangement.

                  The Company received notice of termination of the Sleep Inn franchise located in Tallahassee, FL. The Company and Choice agreed upon a program to upgrade the property, and the franchise was reinstated.

         10.      SUBSEQUENT EVENTS

                  Buckhead America Corp (BAC), the lessee on the majority of the Company properties, was unable to make the required lease payments due October 1, 2001 and November 1, 2001. As a result, the Company was unable to make the required debt service payment(s) on the Crosshost properties. The Company has received a notice of default and demand for payment from Wachovia Securities, the loan servicer.

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

                  In September, 2001, the Company and Leisure Living Properties PLF, LLC, a Michigan limited liability company executed a Term Sheet calling for the sale of common stock of the company in exchange for the transfer to the company of three properties valued at approximately $4.6 million. Subsequent to the execution of the Term Sheet, negotiations have broken off, and the Company has requested Leisure Living to pay a $100,000 fee called for in the Term Sheet.

                  Buckhead America Corp (BAC), the lessee on the majority of the Company properties, was unable to make the required lease payments due October 1, 2001 and November 1, 2001. As a result, the Company was unable to make the required debt service payment(s) on the Crosshost properties. The Company has received a notice of default and demand for payment from Wachovia Securities, the loan servicer. The Company is pursuing payment from Buckhead and is researching its' options regarding the loan.


                  Changes in Financial Condition

                  Nine months ended September 30, 2001:

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

                  As of September 30, 2001 cash, cash equivalents and restricted cash were approximately $868,000. As of December 31, 2000 cash, cash equivalents and restricted cash were approximately $659,000. Of these amounts, restricted cash was approximately $861,000 as of September 30, 2001and $623,000 as of December 31, 2000.

                  Results of Operations

                  Three months ended September 30, 2001 and 2000:

                  Occupancy and average room rates of approximately 60% and $51.47 for the Company Properties for the three months ended September 30, 2001 resulted in total sales of approximately $1,702,000 and generated total lease and net operating revenues of approximately $577,000. Occupancy and average room rates of 62% and $53.55 for comparable Company Properties for the three months ended September 30, 2000 resulted in total sales of approximately $1,817,000, which generated total lease revenues of approximately $612,000. The Host Ventures properties held for sale had sales and lease revenue of $667,000 and $299,000 in 2000 with no sales or revenue for 2001.

                  Administrative expenses - other were approximately $164,000 and $189,000 for the three month periods ended September 30, 2001 and 2000, respectively, and consisted primarily of the following approximate amounts: advisory fees of $88,000 and $88,000; insurance of $19,000 and $15,000; legal fees of $47,000 and $83,000; franchise reinstatement fee of $10,000 and $0 and other costs of $0 and $3,000.

                  Nine months ended September 30, 2001 and 2000:

                  Occupancy and average room rates of approximately 58% and $48.12 for the Company Properties for the nine months ended September 30, 2001 resulted in total sales of approximately $4,597,000 and generated total lease and net operating revenues of approximately $1,620,000. Occupancy and average room rates of 58% and $50.47 for comparable Company Properties for the nine months ended September 30, 2000 resulted in total sales of approximately $4,789,000, which generated total lease revenues of approximately $1,667,000. The Host Ventures properties held for sale had sales and lease revenue of $2,135,000 and $795,000 in 2000 with no sales or revenue for 2001.

                  Administrative expenses - other were approximately $462,000 and $525,000 for the nine month periods ended September 30, 2001 and 2000, respectively, and consisted primarily of the following approximate amounts: advisory fees of $263,000 and $263,000; insurance of $58,000 and $45,000; legal fees of $125,000 and $161,000; settlement claims of $0 and $40,000;
                  franchise reinstatement fee of $10,000 and $0 and other costs of $6,000 and $16,000.

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

                  Item 3. Quantitative and Qualitative Disclosures about Market Risk

                  Information and disclosures regarding market risks applicable to the Company are incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", "Liquidity and Capital Resources", or as contained elsewhere in this Quarterly Report on Form 10-Q for the six months ended September 30, 2001.

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

                  Choice Hotels International

                  The Company was notified by Choice Hotels, International of the termination of the franchise agreement on the Tallahassee, FL property. Management has been in contact with the property managers, and representatives of Choice Hotels, and has reached an agreement resulting in the reinstatement of the franchise.

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

                  The Company is in default under the Deeds of Trust covering the seven Crosshost properties as a result of the failure to make certain required payments. The Company has been in contact with representatives of the lender to discuss restructuring of the loan.


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


                  Item 5.  Other Information.

                  Subsequent to his election as a director, William Birdsall advised the Company that he had resigned as a director of the Company.

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



Dated: November 19, 2001            HOST FUNDING, INC.


                                        /s/ C. E. Patterson
                                    By: C. E. Patterson
                                    Its:  President and Chief Executive Officer


                                        /s/ Glen Fuller
                                    By: Glen Fuller
                                    Its: Chief Financial and Accounting Officer