Form 10-K
period 2001-12-31
HOST FUNDING INC
filed 2002-04-16
CIK 945980

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
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

          Securities registered pursuant to Section 12 (g) of the Act.
         Class "A" Common Stock - $0.01 par value           OTCBB
          (Title of Class)                        (Name of each exchange on
                                                   which registered)


      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K [X]

         As of March 29, 2002, the Company had 2,443,762 shares of Class "A" Common Stock and 1,000 shares of Series "A" Convertible Preferred Stock outstanding. Of the total shares of Class "A" Common Stock outstanding, 1,864,558 shares were held by other than those who may be deemed affiliates, for an aggregate market value held by non-affiliates of $121,196 based upon the closing bid of the Company's Class "A" Common Stock on the "Over The Counter Bulletin Board" of $0.065 per share. The basis of this calculation does not constitute a determination by the Company that all of such persons or entities are affiliates of the Company as defined in Rule 405 of the Securities Act of 1933, as amended.
                       Documents Incorporated by Reference
                                      None.

                                TABLE OF CONTENTS


Item                                                                        Page
Number                                                                    Number

                                     PART I

1.       Business                                                             3

2.       Properties                                                           9

3.       Legal Proceedings                                                   11

4.       Submission of Matters to a Vote of Securities Holders               12

                                     PART II

5.       Market for the Company's Common Equity and Related
         Shareholder Matters                                                 12

6.       Selected Financial Data                                             15

7.       Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               15

7A.      Quantitative and Qualitative Disclosures About Market Risk          19

8.       Financial Statements and Supplementary Data                         19

9.       Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            19

                                    PART III

10.      Directors and Executive Officers of the Company                     20

11.      Executive Compensation                                              21

12.      Security Ownership of Certain Beneficial Owners and Management      21

13.      Certain Relationships and Related Transactions                      23

                                     PART IV

14.      Exhibits, Financial Statements, Financial Statement Schedules and
         Reports on Form 8-K                                                 24

15.      Schedule III: Real Estate and Accumulated Depreciation              60

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

ITEM 1.  BUSINESS

General

          Host Funding, Inc. (the "Company") was incorporated in the State of Maryland in December 1994 and was inactive from inception to March 31, 1995. The Company's Class "A" Common Stock began trading on the American Stock Exchange on April 22, 1996, the date of the Company's initial public offering. Upon closing of the Company's initial public offering, the Company owned five Super 8 Hotels located in Somerset, Kentucky; Miner, Missouri; Poplar Bluff, Missouri; Rock Falls, Illinois; and Mission Bay, California (the "Initial Hotels"). As of December 31, 2001, the hotel property portfolio of the Company consisted of 8 hotels located in 7 states consisting of approximately 600 rooms. The Company's subsidiary, Crosshost, Inc. is the owner of hotels in Somerset, Kentucky, Miner Missouri, Poplar Bluff, Missouri, Rock Falls, Illinois, Tallahassee, Florida, and Mission Bay, California. The subsidiary, BH Auburn, L. P. is the owner of a hotel in Auburn, Indiana.

          The Company is engaged in the business of owning limited-service and full service hotels throughout the United States, which are affiliated with national or regional hotel chains. Although the Company was initially structured as a real estate investment trust ("REIT"), it has not yet elected REIT status under the Internal Revenue Code. Since the commencement of Company operations and the acquisition of the Initial Hotels, the Company has formed wholly-owned subsidiaries for the purpose of financing and owning the Initial Hotels and acquiring additional hotel properties. Unless the context otherwise requires, references to the Company include the Company and its subsidiaries, and references to the hotel properties owned by the subsidiaries of the Company are referred to as the "Company Hotels."

On January 4, 2001, the Company received notice from the American Stock Exchange ("Exchange") Staff indicating that the Company no longer complied with the Exchange's continued listing guidelines and that, as a result, the Exchange intended to file an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on the Exchange. The Exchange had indicated that its actions are in response to the following circumstances.

The Company had fallen below the continued listing guidelines triggered by losses from continuing operations in each of its last five most recent fiscal years as set forth in Section 1003(a)(iii) of the Company Guide. In addition, the Company did not meet the continued listing guidelines due to its unsatisfactory operating results and an impaired financial condition for the fiscal year ending December 31, 1999 and the period ending September 30, 2000 as set forth in Section 1003(a)(iv) of the Company Guide.

The Exchange also took the position that the Company failed to comply with its listing agreement with the Exchange by effecting a transaction on June 30, 2000 with Bufete Grupo Internacional S.A. de C.V. ("Bufete") and its U.S. affiliate Hotel International Advisors, LLC by issuing shares without shareholder approval which were not listed with the Exchange prior to their issuance as required in Sections 301, 705 and 712 of the Company Guide.

In view of the above, the Company had fallen below the continued listing guidelines. The Company appealed this determination and requested a hearing before a committee of the Exchange. The Company received notification from the Amex Adjudicatory Council of the American Stock Exchange Board of Governors that the Council has affirmed the decision of the Amex Committee on Securities to strike Host Funding's common stock from listing and registration on the exchange. Accordingly, the Exchange filed an application with the United States Securities and Exchange Commission to strike the company's stock from the exchange. The Company's common stock was delisted during the first quarter of 2001.
          During the fourth quarter of 2001, the Company terminated its leases with Buckhead America Corporation and BAC Hotel Management, Inc., and terminated the Management Agreement with BAC Hotel Management, Inc. with regard to the Tallahassee hotel, and subsequently entered into Management Agreements with Cornerstone Hospitality Group, Inc. to operate all of the Company Hotels other than Mission Bay, California. These agreements are discussed more fully below. As a result, the only Company Hotel subject to a lease is the Mission Bay, California Property.

         In 2001, the Company Hotels owned by the Company's wholly owned subsidiary, Host Ventures, Inc. were foreclosed upon by the lender. Two of the three hotels were transferred in 2001 as a result of foreclosure sales. The third hotel was transferred in January, 2002, through a foreclosure sale.

         In August of 2001, the lessee of the Destin, FL hotel exercised a right under the lease agreement to reduce rent due to the construction of a competitive hotel property in the Destin area. As a result of the decreased rent, the loan secured by the Crosshost, Inc. hotels fell into default due to the fact that cash flow generated from the properties after the competitive rent adjustment was inadequate to meet debt service. Negotiations are under way with Lennar Partners, Inc, the Special Servicer of the lender, to pay to the lender all of the proceeds generated from the Company Hotels owned by Crosshost, Inc., with the hope of renegotiating the terms of the loan to enable Crosshost to continue in an ownership status. If such negotiations are not successful, one or all of the Company Hotels will be foreclosed upon. Further, negotiations are under way with the lessee of the Mission Bay Hotel Property, and Lennar Partners, Inc., to allow the optionee to consummate the purchase of the Mission Bay hotel pursuant to the option agreement discussed below.

Business Developments

         In January, 1999, the Company effectively entered into a new lease agreement relating to the Company Hotel located in Mission Bay, California (the "Mission Bay Property") with RPD Mission Bay, LLC, an affiliate of Vagabond Inns ("RPD"). RPD thereafter converted the Mission Bay Property from a Super 8 Hotel to a Vagabond Inn, and pursuant to a services agreement, RPD also transferred the day-to-day management of the Mission Bay Property to RPD 18, LLC, also an affiliate of Vagabond Inns. The Company also granted RPD an option to purchase the Mission Bay Property for a purchase price of $3,225,000.00, which was exercised by RPD in March, 1999. The sale of the Mission Bay Property to RPD has not yet closed due initially to a dispute with the Company's lender relating to the governing deed of trust and the applicable defeasance and release requirements, and later, due to the Company's inability to meet certain requirements of the Lender to release the property. See Item 2. "Properties - Changes in Properties."

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

         On June 30, 2000, the Company entered into an agreement with Hotel International Advisors, LLC, whereby it was to acquire interests in four Mexican Hotel Properties from Bufete Grupo Internacional S.E. de C.V, ("Bufete") a Mexican company which controls several dozen hotel properties in Mexico, in exchange for 1,000,000 shares of the Company's Class A Common Stock. HIA has guaranteed that the Interests exchanged for the common stock have a value of $3,000,000 and has further guaranteed that distributions from the interests to the Company will be at least $450,000 per year. As of December 31, 2001, no payments have been received, and after conducting an independent investigation, the Company has doubts that the securities in question were actually transferred to the Company. The Company has initiated litigation against HIA and Bufete with regard to this transaction.

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

         In December 2000, the Company entered into a letter of intent with Carnegie International Corporation (Carnegie), calling for the Company to issue shares in exchange for shares of Carnegie. The merger required certain conditions of the agreement as follows: a) advancement of funds to the Company by Sutter Capital Management and MPI (Investors) for the redemption of the Company's preferred stock, b) completion of legal settlement payable to Auburn Equity Partners, c) the satisfaction of all liabilities to the Investors, d) the existence of working capital in the amount of $200,000, in the form of a note payable to the Investors, e) cancellation of the existing management agreement between the Company and MPI and commencement of a new management agreement between the Company, MPI, and Carnegie, f) cancellation of issued warrants, g) issuance of new class of preferred stock, and several other performance criteria required by Carnegie.

In connection with the proposed transaction, Crosshost advanced funds to Carnegie in the amount of $150,000. The promissory note from Carnegie is in the amount of $175,000, which includes an amendment fee for an amendment to the merger agreement term sheet . A Guarantee Agreement and a Stock Pledge agreement secure the promissory note from Carnegie. Subsequently, the Company determined not to proceed with the merger, and Carnegie failed to pay the promissory note when it came due. A lawsuit was initiated to collect on the note and the guarantee, and a settlement agreement has been reached whereby Carnegie will confess judgement, and allow for judgment to be entered later in 2002.

         In September, 2001, the Company entered into an agreement with Leisure Living Properties PLF, LLC ("Leisure Living") calling for the sale of common stock of the Company to Leisure Living in exchange for the contribution of three properties owned by Leisure Living. In addition, the transaction anticipated the redemption of the Series A Preferred Stock of the Company in exchange for secured promissory notes payable to the preferred shareholders, the transfer of the Advisory Agreement to Leisure Living, and the execution of a separate Management Agreement between Crosshost, Inc. and MacKenzie Patterson, Inc.

         At the time of its approval of the Leisure Living transaction, the Board of Directors of the Company authorized the redemption of the Series "A" Preferred stock in exchange for the Company's promissory note in the amount of $4,113,322, which note was guaranteed by Crosshost, Inc. The face amount of the note represented the redemption price of the preferred stock at $4.00 per share, plus other amounts which had been advanced to the Company by the preferred shareholders. Concurrently, the Board of Directors authorized the execution of a Financing Agreement with HALTA, LLC, a California limited liability company which agreed to provide the Company with additional working capital in exchange for the execution of second deeds of trust on the Crosshost properties, the pledge of the shares of Crosshost, Inc. to HALTA, LLC, and assurances that Crosshost, Inc. would continue to be operated by MacKenzie Patterson, Inc.

         The Leisure Living transaction did not take place due to the withdrawal of Leisure Living from the transaction. The redemption of all but 1,000 shares of Series "A" Preferred shares was concluded in October, 2001, with the execution of a promissory note ("Company Note") in favor of HFD Investors, LLC, ("HFDI") a California limited liability company which was formed by the holders of the preferred shares to facilitate the sale of the Company Note. The Company Note was subsequently sold to HALTA, LLC by HFDI.

         As of the end of 2001, and as of the date of this report, MacKenzie Patterson, Inc. has continued to perform its duties under the Advisory Agreement dated December, 1999, without compensation.

Termination of Leases

In General

         At the beginning of 2001, all of the Company Hotels were leased and operated pursuant to lease agreements (the "Leases"), except for the Company Hotel located in Tallahassee, Florida (the "Tallahassee Property") which was managed and operated by BAC Hotel Management, Inc. ("BAC Hotel"), a wholly owned subsidiary of Buckhead America Corporation (NASDAQ:BUCK) pursuant to a management agreement. Except for the Company Hotel at Mission Bay, California (the "Mission Bay Property"), the Company Hotels were leased and operated by either Buckhead America Corporation (as to the Company Hotel located in Auburn, Indiana only) or BAC Hotel. The Mission Bay Property is leased to RPD Mission Bay, LLC (Mission Bay Property). In August, 2001, BAC Hotel asserted rights in the lease to reduce monthly base rent on the Destin, FL Hotel Property, as a result of the presence of a competitive hotel in the Destin area, exercised its right to terminate the Rock Falls, IL lease, and BUCK defaulted on the Auburn, IN lease. As a result, a negotiated settlement agreement was entered into between the Company, its subsidiaries, BAC Hotel and BUCK, resulting in the termination of all of the remaining leases between BAC Hotel and Crosshost, Inc., and BUCK and BH Auburn, LP, and the payment to Crosshost, Inc. of $75,000.00 in consideration for the cancellation of lease termination fees, lease deposits and reserves for capital expenditures. As a result of the settlement agreement, a management agreement with Cornerstone Hospitality Group, Inc. ("Management Agreement") was entered into with respect to all of the Company Hotels except the Mission Bay Property. The Management Agreement provides for the net operating revenue from each of the Company Hotels to be forwarded to the Company on a monthly basis, less a management fee of 4.5% of Gross Revenue, and the agreed upon reimbursable costs of operating the facility. The Management Agreement is terminable by either party with respect to all or one or more properties on 30 days notice.


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

Business Plan

         For the calendar year 2001, the Company's business plan was (a) to locate a strategic partner which would provide additional working capital to the Company, or provide other business opportunities for the Company in the hotel industry or in a complementary business, (b) to pursue the Company's claims against HIA arising out of the Mexican Transactions, and (3) to resolve the claims against the Company from Keystone Advisors, Inc. / Crossroads Investments, LLC, and Choice Hotels, International. Further to those ends, the Company considered, but declined to proceed with the Carnegie International transaction, which is more fully discussed in the Business Developments section above, entered into an agreement with Leisure Living Properties PLF, LLC, to acquire three income producing properties in exchange for common stock of the Company, and investigated a number of other possible transactions, none of which resulted in a completed transaction. Litigation was initiated against HIA and Bufete arising out of the Mexican Transactions, and settlement agreements were reached to resolve the Keystone and Choice matters. On March 27, 2002, a settlement agreement was reached with Carnegie and E. David Gable wherein Carnegie and Gable agreed to the entry of a judgement against them in favor of Crosshost, Inc. the amount of $240,000.00. Entry of Judgment against Carnegie is postponed until October 30, 2002, and against Gable until January 1, 2003.

         In August, 2001, BAC Hotel Management, Inc., lessee of the Destin, FL property, notified the Company that it was exercising its right to reduce base rent under a Competitive Set rent adjustment clause in the lease, commencing as of August 1, 2001. As a result, cash flow from Company operations was no longer sufficient to meet the Company's ongoing debt service requirements, and the loan, secured by all of the Crosshost, Inc. hotel properties fell into default. In addition, Buckhead America Corporation defaulted on the Auburn lease, and the Company terminated that lease in September, 2001. Payments on the Auburn, IN note are also in default. Management Agreements have been put into place with Cornerstone Hospitality Group, Inc. with respect to each of the Company Hotels other than the Mission Bay Property. Negotiations with the lenders are underway with a view towards restructuring the loans to allow the Company to retain its ownership interests in the properties, and to allow the optionee on the Mission Bay Property to consummate the purchase of the Mission Bay Property.



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

Employees

         As of December 31, 2001, the Company had no full-time employees.

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

ITEM 2.  PROPERTIES

         During the fiscal year ended December 31, 2001, the Company's principal executive offices were located at 1640, School St. Moraga, CA 94556.

See Item 13. "Certain Relationships and Related Transactions." During all or portions of the fiscal year ended December 31, 2001, the Company owned eight hotel properties located in seven states consisting of approximately 600 rooms. Set forth below is certain summary information relating to the Company Hotels.

                                                                    Gross
                                                                   Revenues
                                                                  For the 12       Annual          Year
                          Annual Percentage                       Months Ended       Base         Acquired/
               Rooms     Rent Formula (year to Date "YTD") (1)      12-31-01        Rent (1)       Built
             -----      -------------------------------------     ------------     --------      --------
Miner,          63      35% YTD Revenues over initial Break-Even
Missouri                Threshold of $706,860 on first $200,000
(Super 8)               over Bread-Even Threshold, and 40%           $652,000      $263,000       1995/85
                        thereafter, less Percentage Rent
                        previously paid YTD. (2)

Poplar Bluff,   63      35% YTD Revenues over initial Break-Even
Missouri                Threshold of $586,500 on first $100,000
(Super 8)               over Break-Even Threshold, and 37%           $592,000      $226,000        1995/85
                        thereafter, less Percentage Rent
                        previously  paid YTD. (2)

Rock Falls,     63      28.75% YTD Revenues over initial Break-Even
Illinois                Threshold of $622,120 on first $200,000
(Super 8)               over Break-Even Threshold, and 35%           $528,000      $228,000        1995/85
                        thereafter, less Percentage Rent
                        previously  paid YTD. (2)

Somerset,       63      32% YTD Revenues over initial Break-Even
Kentucky                Threshold of $425,000 on first $200,000
(Super 8)               over  Break-Even Threshold, and 35%          $386,000      $ 90,000        1995/85
                        thereafter, less Percentage Rent
                        previously paid YTD. (2)

Mission Bay,
California
(Vagabond Inn) 117         N/A                                     $1,503,000      $280,200        1995/87

Flagstaff,
Arizona         90      32% YTD over $925,000 less Percentage
(Super 8)               Rent previously paid. (3)                        N/A         N/A           1997/85

Tallahassee,    78         N/A
Florida
(Sleep Inn)                                                          $811,000        N/A           1996/94

Destin,         77      30% YTD Revenues over initial Break-Even
Florida                 Threshold of $850,500 on first $350,000
(Sleep Inn)             over Break-Even Threshold, and 35%           $912,000      $382,000        1996/92
                        thereafter, less Percentage Rent
                        previously  paid YTD. (2)

Ocean Springs,  78      30% YTD Revenues over initial Break-Even
Mississippi             Threshold of $788,400 on first $350,000
(Sleep Inn)             over Break-Even Threshold, and 35%               N/A         N/A           1996/95
                        thereafter, less Percentage Rent
                        previously  paid YTD. (2)(3)



Sarasota,      80       30% YTD Revenues over initial Break-Even
Florida                 Threshold of $802,800 on first $300,000
(Sleep Inn)             over Break-Even Threshold, and 35%               N/A         N/A           1996/93
                        thereafter, less Percentage Rent
                        previously  paid YTD. (2)(3)

Auburn,       78       30% YTD Revenues over initial Break-Even
Indiana                Threshold of $760,000 on first $260,000
(Country Hearth Inn)   over Break-Even  Threshold, and 40%           $506,000      $303,000        1997/87
                       thereafter, less Percentage Rent
                       previously paid YTD (subject to CPI
                       adjustment).


Consolidated Total for Hotels                                      $5,890,000    $2,673,700
                                                                   ==========    ==========

(1) Unless otherwise set forth above, Base Rent and Percentage Rent effective December 31, 2000. All leases except for the Mission Bay lease were terminated in December, 2001. Except for Mission Bay, all properties to be operated under management agreements.

(2)      Break-Even Threshold increases by 2% per year

(3) The Host Ventures properties were foreclosed upon during 2001. The properties were Held for Sale during 2001. All lease payments were made to and for the benefit of the lender.


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

In August, 2001, BAC notified the company that pursuant to the Competitive Set Clause in the Destin, FL lease, it would be reducing base rent. As a result of that change, the Company's cash flow was insufficient to meet the Company's debt service requirements. Further, the lessee of the Auburn, IN hotel defaulted, the lease was terminated, and the loan securing the Auburn, IN hotel is now in default.

In December, 2001 the Company terminated its remaining leases with BAC and BUCK and entered into management agreements by which Buckhead will operate the properties for a fee. As of February 1, 2002, a management agreement with Cornerstone Hospitality Group, Inc. ("Management Agreement") was entered into with respect to all of the Company Hotels except the Mission Bay Property. The Management Agreement provides for the net operating revenue from each of the Company Hotels to be forwarded to the Company on a monthly basis, less a management fee of 4.5% of Gross Revenue, and the agreed upon reimbursable costs of operating the facility. The Management Agreement is terminable by either party with respect to all or one or more properties on 30 days notice.

ITEM 3.  LEGAL PROCEEDINGS

     Five Lion, Inc. and Lion Investment Limited Partnership vs. Host Funding, Inc.; United States District Court, District of Minnesota, Fifth Division; Court File Number 98-2154-MJD/RLE.

         The Company was named as a defendant in the above complaint filed on September 24, 1998. The complaint alleges, among other things, that the Company is obligated to reimburse $150,000 which the plaintiffs paid to the Company for certain due diligence items pursuant to a letter agreement dated February 13, 1998. On January 20, 2000, the plaintiffs obtained a summary judgment for breach of contract with regard to a portion of their claims. On May 10, 2000, the Company entered into a settlement agreement with the plaintiffs in satisfaction of the judgment including pre-judgment interest. All amounts were paid pursuant to the Settlement Agreement by May 11, 2001.


     Auburn Equity Partners vs. BH-Auburn, L.P. and Host Funding, Inc., Case No. 99 CVE-04-2725, and Findlay Equity Partners vs. BH-Findlay, L.P. and Host Funding, Inc. Franklin County Common Please Court, Columbus, Ohio, Civil Division, Case No. 99CVH-04-2726.

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

         In December 2000, the Company settled all outstanding litigation regarding the above with a payment of $500,000.00 and an agreement to pay an additional $200,000.00 by April 30, 2001 and $125,000.00 by June 1, 2001. All
payments were made pursuant to the Agreement


     Keystone Advisors, Inc and Crossroads Investments, LLC vs. Host Funding Inc.; Superior Court of the State of California, Santa Barbara County, Anacapa Division, Case No. 1035199.

In September, 1999 the Company issued shares of the Company's Class A Common Stock to Keystone Advisors and Crossroads Investments (Keystone/Crossroads) in repayment of approximately $140,000 of advances made to the Company. Keystone/Crossroads disputed the stock payment and was awarded a judgement regarding these claims. A levy was granted on certain Company bank accounts and approximately $51,000 was awarded to Keystone/Crossroads to partially satisfy their claim. During the year 2001, the Company entered into a Settlement Agreement with Keystone/Crossroads whereby the Company agreed to make monthly installments of $15,000 to satisfy the obligation. Installment payments in the amounts of $95,000.00 were made. However, in October, 2001, such payments were terminated due to the lack of sufficient cash flow from the Company Hotels to make such payments. Nevertheless, the plaintiffs continue to pursue collection efforts against the Company.

     Choice Hotels International v. Host Ventures Inc. Demand for Arbitration

     The Company and its operating subsidiaries, Host Ventures, Inc. and Crosshost, Inc., received a claim from Choice Hotels, International ("Choice") arising out of the termination for default of the Franchise Agreement for the Ocean Springs, MI Sleep Inn. The Agreement was between Choice and Host Ventures, Inc., but had been guaranteed by both Crosshost, Inc and the Company. A negotiated settlement was reached with Choice, resulting in the agreement of the Company to pay 174 monthly payments of $1,494.25.

     Crosshost, Inc. vs Carnegie International

         Prior to the proposed completion of the merger with Carnegie, Crosshost, Inc. advanced $150,000 to Carnegie in exchange for Carnegie's promissory note, which was guaranteed by the personal guarantee of E. David Gable, Carnegie's Chairman, and the pledge of the shares of Romnet Data Services, Inc. The promissory note was in the amount of $175,000, which includes Carnegie's agreement to pay a fee of $25,000 for an amendment to the merger agreement term sheet. In addition, Carnegie agreed to pay a break-up fee of $150,000 to the Company if the merger was not consummated. Subsequently, the Company determined not to proceed with the merger, and Carnegie failed to pay the promissory note when it came due and failed to pay the break-up fee.

         The Company filed an action in Contra Costa County Superior Court entitled Crosshost, Inc., a Maryland Corporation, Plaintiff, v. E. David Gable, an individual, Defendant, identified as Case Number C01-02232, to collect on the guarantee of Gable. Gable and Carnegie cross complained, and Crosshost then filed an action in Superior Court, Contra Costa County, California, entitled Crosshost, Inc., a Maryland Corporation, Cross-Complainant, v. Carnegie International Corporation, a Colorado Corporation, and ROES 1 through 10, inclusive. In March, 2002, a settlement agreement was reached whereby Carnegie agreed to future entry of judgement, if the amounts agreed to be paid in the settlement have not been paid by October 30, 2002. Gable agreed to future entry of the judgement against him on January 1, 2003, if any amounts remain unpaid at that date. The Settlement Agreement calls for Gable and Carnegie to pay the total amount of $240,000 to Crosshost, plus interest on $200,000 at a rate of 9 percent beginning on April 5, 2002. This total amount of $240,000 is comprised of the following: $175,000 on the Promissory Note dated January 3, 2001 that is the subject of Crosshost's cross-action referred to above; $25,000, which is a compromised amount of the break up fee; $22,000 for Crosshost's and the Company's attorneys' fees; and $18,000 in interest from April 5, 2001 to April 5, 2002 at a rate of 9 percent per annum. Interest will continue to run on the sum of $200,000 at the rate of 9 percent per annum until the $200,000 is paid.

         The Company is a party to other, non-material legal procedures through the ordinary course of business. The Company does not anticipate the losses, if any, will have a material impact on the financial condition, results of operation or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         There were no submissions of matters to a vote of securities holders in the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Class "A" Common Stock was traded on the American Stock Exchange ("AMEX") under the symbol "HFD". The Class "A" Common Stock began trading on April 22, 1996, the date of the Company's initial public offering.

         On January 4, 2001, the Company received notice from the American Stock Exchange ("Exchange") Staff indicating that the Company no longer complied with the Exchange's continued listing guidelines and that, as a result, the Exchange intended to file an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on the Exchange. The Exchange has indicated that its actions were in response to the following circumstances.

The Company had fallen below the continued listing guidelines triggered by losses from continuing operations in each of its last five most recent fiscal years as set forth in Section 1003(a)(iii) of the Company Guide. In addition, the Company did not meet the continued listing guidelines due to its unsatisfactory operating results and an impaired financial condition for the fiscal year ending December 31, 1999 and the period ending September 30, 2000 as set forth in Section 1003(a)(iv) of the Company Guide.

The Exchange also had taken the position that the Company failed to comply with its listing agreement with the Exchange by effecting a transaction on June 30, 2000 with Bufete Grupo Internacional S.A. de C.V. ("Bufete") and its U.S. affiliate Hotel International Advisors, LLC by issuing shares without shareholder approval which were not listed with the Exchange prior to their issuance as required in Sections 301, 705 and 712 of the Company Guide.

In view of the above, the Company had fallen below the continued listing guidelines. The Company appealed this determination and requested a hearing before a committee of the Exchange. The Company received notification from the Amex Adjudicatory Council of the American Stock Exchange Board of Governors that the Council has affirmed the decision of the Amex Committee on Securities to strike Host Funding's common stock from listing and registration on the exchange. Accordingly, the exchange filed an application with the United States Securities and Exchange Commission to strike the company's stock from the exchange. The Company's common stock was delisted during the first quarter of 2001. Shares of the Company are now traded on the Over the Counter Bulletin Board under the symbol HFDI.OB


         As of December 31, 2001, there were approximately 900 shareholders of record of the Company's Class "A" Common Stock and the closing bid price on the Bulletin Board was $0.065

          During 1997, the Company declared dividends of $0.24 per share on February 4, $0.24 per share on May 30, $0.24 per share on September 2, and $0.24 per share on December 12. No dividends were declared or paid by the Company in 1998, 1999, 2000, or 2001. Future distributions to shareholders will be dependent upon the Company's net cash flow from the operations of the Company Hotels, financial condition, capital requirements and other factors deemed relevant by the Board of Directors of the Company.

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

         In 2001, the Company sold to MPI and Sutter 162,500 shares of the Series "A" Preferred for a purchase price of $325,000. The proceeds were used to settle the balance of the claim regarding the Auburn and Findlay properties.

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

In December, 2001, all but 1,000 shares of Series "A" Preferred stock were redeemed in exchange for the secured promissory note of the Company in the face amount of $4,113,322 As a result, 1,000 shares of Series "A" Preferred stock remain outstanding, and are issued to MacKenzie Patterson, Inc. ("MPI"). MPI continues to operate the Company pursuant to the Advisory Agreement, although it has received no compensation in 2001 for so doing. The Advisory Agreement provides for an annual base advisory fee of $350,000.00.

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

                                Year Ended           Year Ended          Year Ended          Year Ended          Year Ended
                            December 31, 2001   December 31, 2000    December 31, 1999   December 31, 1998   December 31, 1997
OPERATING RESULTS:

GROSS REVENUES                  $ 2,769,101          $  3,974,075        $ 3,879,333        $  3,926,042        $  3,837,350
LOSS BEFORE INCOME TAXES        $(4,732,912)         $ (1,237,165)       $(1,972,725)       $   (904,316)       $ (1,025,514)
NET LOSS                        $(4,732,912)         $ (1,237,165)       $(1,972,725)       $   (904,316)       $ (1,025,514)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                         $(1.82)         $      (0.57)       $     (1.22)       $      (0.58)       $     (0.68)

WEIGHTED AVERAGE NUMBER OF BASIC
AND DILUTED COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING     2,600,918             2,163,753          1,615,894           1,559,916           1,516,652

DISTRIBUTIONS PER COMMON SHARE:
CLASS A                               -0-                     -0-                -0-        $        -0-        $       0.96
CLASS B                               -0-                     -0-                -0-                 -0-                 -0-
CLASS C                               -0-                     -0-                -0-                 -0-                 -0-
TOTAL ASSETS                    $20,398,414          $ 31,622,297       $ 29,820,050        $ 32,449,658        $ 31,996,180
LONG TERM DEBT
 (Including current portion)    $19,975,661          $ 23,098,200       $ 23,611,298        $ 25,790,837        $ 25,036,346

PREFERRED STOCK                 $     3,000          $  2,254,222       $  1,500,000                -0-                 -0-

SHAREHOLDERS' EQUITY            $(1,401,017)         $  3,871,298       $  2,039,580        $  3,587,500        $  4,279,337

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On June 30, 2000, the Company purportedly acquired interests in four Mexican Hotel Properties from Hotel International Advisors, LLC,("HIA") in exchange for 1,000,000 shares of the Company's Class A Common Stock. HIA has guaranteed that the Interests exchanged for the common stock have a value of $3,000,000 and has further guaranteed that distributions from the interests to the Company will be at least $450,000 per year. No such payments have been received, and the Company has initiated legal proceedings against HIA.

At the end of 2000 The Company initiated litigation regarding the sale of the Mission Bay Property, against the Master Servicer, the Special Servicer, and Credit Suisse First Boston ("the mortgage holder") Said litigation was settled during the fourth quarter of 2000 with the payment to the Company of $185,000. The company endeavored to close the sale of Mission Bay in the third quarter of 2001, but was unable to do so because of its inability to pay the defeasance costs involved, and its inability to meet post-closing debt service covenants .

In December 2000, the Company settled all outstanding litigation regarding the Auburn and Findlay notes and judgments in the aggregate amount of $1,550,000.00 previously held by Auburn Equity Partners and Findlay Equity Partners. Such settlement was made with a payment $500,000.00 and an agreement to pay an additional $200,000.00 by April 30, 2001 and $125,000.00 by June 1, 2001, for a
total of $825,000.00.

The Company was notified in 2001 by Orix Real Estate Capital Markets, LLC, who is the mortgage holder of the Host Ventures, Inc. properties, that they intend to foreclose on the properties due to the Company's default on the mortgage payments. The Host Ventures, Inc. properties consist of the Sarasota, FL, Ocean Springs, MS, and Flagstaff, AZ properties. The default is a result of competitive rent-reduction clauses in the respective leases which resulted in the lessees paying less rent on the properties than the debt service cost. The Company was unsuccessful in its efforts to re-structure the loans. During 2001, the three Host Ventures, Inc. properties were foreclosed upon.

In December, 2001 the Company terminated its remaining leases with Buckhead America Corp. and entered into management agreements by which Buckhead will operate the properties for a fee. As of February 1, 2002, a management agreement with Cornerstone Hospitality Group, Inc. ("Management Agreement") was entered into with respect to all of the Company Hotels except the Mission Bay Property. The Management Agreement provides for the net operating revenue from each of the Company Hotels to be forwarded to the Company on a monthly basis, less a management fee of 4.5% of Gross Revenue, and the agreed upon reimbursable costs of operating the facility. The Management Agreement is terminable by either party with respect to all or one or more properties on 30 days notice.


Results of Operations

Years Ended December 31, 2001, 2000, and 1999:

          Occupancy, average room rates, and revenue per available room of 54%, $48.20, and $26.15 for the Company Hotels for the year ended December 31, 2001 resulted in total sales, including room sales, of approximately $5,744,000.

         Property Operation: Property operations include the Tallahassee results effective July 1, 1999 and the operations of Poplar Bluff, Rock Falls, Destin, Miner, Somerset and Auburn effective December 18, 2001. Room revenue, operating expenses, and income from property operations were approximately $950,000, $715,000 and $235,000 for 2001, $858,000, $715,000, and $338,000 for 2000 and
$425,000, 244,000 and 181,000 for 1999.

         Lease Revenue: Lease Revenues were approximately $1,765,000 for 2001, $2,909,000 for 2000 and $3,368,000 for 1999. The reduction is a result of the foreclosure of the three Host Ventures properties for all of 2001 as well as the termination of the lease agreements in December, 2001. The reduction from 1999 levels was due to the termination of the Tallahassee lease July 1, 1999 and the sale of the Findlay, Ohio property in November, 1999.

          Interest Expense: Interest expense of approximately $1,509,000 decreased from the prior years levels due to the foreclosure of the Host Ventures properties and the sale of the Findlay, Ohio property November, 1999.

          Depreciation expense, which is included in depreciation and amortization, is calculated based upon the original historical cost of the five initial hotels acquired by the Company and the acquisition value of the remaining Company Hotels. The Company had various properties sold or Held for Sale since 1999. Since amortization and Depreciation expense is not recognized for properties classified as "Land, Property, and Equipment - Held for Sale", the 2001 amounts are less than the 2000 and 1999 amounts. The 2001 amount is further reduced as compared to 1999 as a result of the sale of the Findlay property in November, 1999.

          Administrative Expenses, Other: The 2001 amount of approximately $415,000 is $554,000 less than 2000 due to the assumption by MPI of costs of approximately $323,000as well as a reduction in legal and settlement expenses.

          Administrative Expenses, Other were approximately $415,000, $768,000 and $862,000 for the years ended 2001, 2000 and 1999, respectively, and consisted primarily of the following approximate amounts: advisory fees of $350,000, $350,000 and $0; insurance of $2,000, 61,000, and $0; legal fees of
$7,000, $211,000 and $154,000; settlement claims of $0, $40,000 and $0; and
other costs of $56,000, $106,000 and $86,000.

         Directors Fees for 2001 and 2000 totaled approximately $4,000 which is less than the 1999 amount of $89,000. The amount in 1999 was due primarily to shares of common stock issued to former directors. There were no fees paid to directors in 2001.

         Minority Interest in Partnerships: Represents the 19% minority interest in the operations of the Country Hearth Inn Hotels. During 2001, Buckhead America Corporation relinquished its 19% interest in the entity which owns the Auburn, IN property, thus the Company now owns all of the beneficial interest in the property.

         Amortization of Unearned Directors Compensation has been calculated based upon the terms of the independent directors' notes.

         The 2001 Valuation Reserve of $1,581,146 and the Loss from Sale of Property of $997,331 were as a result of the foreclosure of the three Host Ventures properties in 2001. The valuation reserve was established to write-down the value of the Sarasota, Florida property for which title had not transferred as of December 31, 2001. The loss on sale of property reflects the loss on the foreclosure sales of the Flagstaff, Arizona and Ocean Springs, Mississippi properties. The 1999 loss form sale of property of $607,000 was due to the sale of the Findlay, Ohio property.

         Loss from Transfer of Lease: The Company recognized a loss of $489,000 on the termination of its lease agreements with Buckhead in December, 2001. The loss was primarily due to the release of capital expenditure reserves, rent receivable and deposits in exchange for a waiver by Buckhead of any lease termination fees due them as a result of the cancellation of the leases. The gain recognized in 1999 of approximately $279,000 resulted from the change in lessee on the property the Company owns in Mission Bay California from Crossroads Hospitality Tenant Company to Vagabond Inns

         Franchise Termination Reserve: The Company recorded a charge of $154,000 in 2001 resulting from a settlement with Choice Hotels International over a default on the franchise agreement on the Ocean Springs, Mississippi property.

         Preferred Stock Premium: The Company recorded a charge of $902,000 in 2001 as a result of the conversion of the Company's Series "A" Preferred stock to a note payable in favor of HFD Investors, LLC (representing the holders of the Series "A" Preferred). The Board of Directors authorized the conversation of the preferred to facilitate an anticipated merger with Leisure Living.

         Relinquished project costs of $227,000 for the year ended 2000 include costs incurred related to potential hotel acquisitions in the Northeastern United States. As the Company had written off all acquisition costs during 2000, there were no charges for 2001.


Liquidity and Capital Resources

          The Company's principal source of cash to meet its cash requirements, including repayments of indebtedness, is the cash flow from the Company Hotels. For the year ended December 31, 2001, cash flow used in operating activities was approximately $920,000. For the year ended December 31, 2001, cash flow provided by operating activities was approximately $140,000.

          The Company has no committed additional sources of external liquidity available; therefore, the Company relies exclusively on its internal cash flow to meet its liquidity needs. The Company's principal source of cash to meet its cash requirements, is its share of the Company's cash flow from the Company Hotels. Without any additional capital or a restructuring of the Crosshost loan, the Company will be unable to meet its ongoing obligations. It is therefore highly unlikely that the Company will be able to continue as a going concern.


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

         B-H Findlay and B-H Auburn defaulted on their respective payment obligations under the Country Hearth Notes in January 1999 and the holders of the Country Hearth Notes filed a complaint in the Franklin County Common Pleas Court, Columbus, Ohio, Civil Division against each of the partnerships, as maker, and the Company, as guarantor. The complaints were filed in April 1999 and together demanded payment of the Country Hearth Notes in full and the related Full Cash Payment in the aggregate amount of approximately $1,550,000. On July 30, 1999, a judgment was rendered against B-H Findlay, B-H Auburn and the Company in the approximate aggregate amount of $1,550,000. The obligations of B-H Findlay under the Findlay Note, both principal and interest, in the approximate settlement amount of $650,000.00 were satisfied in full from the net proceeds of the sale of the Findlay Property in November 1999. The Host Guaranty and the Pledged Stock continued to secure the obligations of B-H Auburn under the Auburn Note and the Full Cash Payment in the approximate of $800,000. This obligation was settled on December 22, 2000 with the payment of $500,000 and an agreement to pay $200,000 by April 30,2001 and $125,000 by June 1, 2001, which payments were made as required.

          During the first quarter of 2002, all of the agreements with Buckhead America Corp. were terminated and replaced with Management Agreements with Cornerstone Hospitality Group, Inc. The Management Agreement provides for the net operating revenue from each of the Company Hotels to be forwarded to the Company on a monthly basis, less a management fee of 4.5% of Gross Revenue, and the agreed upon reimbursable costs of operating the facility. The Management Agreement is terminable by either party with respect to all or one or more properties on 30 days notice.The Company has advised the manager to forward the net operating revenues received from the Crosshost, Inc. Hotel Properties directly to Lennar Partners, Inc., Special Servicer for the Lender.

                  Other than debt service on the Company's loan facilities and notes, the capital expenditures required the Company Hotels or the Company's loan facilities, property taxes on the Company Hotels, administrative expenses, and the unpaid liabilities to Keystone and Choice, and unpaid advisory fees under the Advisory Agreement with MPI, as discussed above, the Company is not aware of any demands, commitments, events or circumstances that will result or are likely to result in a change in the Company's liquidity.

Inflation

         Operators of hotels, in general, possess the ability to adjust room rates quickly. Competitive pressures may, however, limit the ability of the operators of the Company Hotels to raise room rates in the face of inflation.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective July 10, 2000 the Company's independent accountant and auditor, PriceWaterhouse Coopers, LLP, elected to resign. PriceWaterhouse Coopers, LLP, issued an unqualified independent accountant's report on the Company's 1999 consolidated financial statements that contained no adverse opinion or disclaimer of opinion. There have not been any disagreements between the Company and PriceWaterhouse Coopers, LLP, on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, nor have there been any reportable events as defined under Item 304(a)(1)(v). The Audit Committee approved the engagement of Merdinger, Fruchter, Rosen, and Corso, P.C. as the Company's independent accountant and auditor. The Board of Directors, on recommendation of the Audit Committee, has selected the firm as the Company's independent accountant and auditor for the year ending December 31, 2001. Due to insufficient funding to pay for an audit, there will be no independent audit of the Company's 2001 financial statements.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Company's Board of Directors consists of five (5) members (although 2 seats remain vacant). The directors are elected at the annual meeting of shareholders or are appointed by the incumbent Board of Directors and serve until the next annual meeting of shareholders or until a successor has been elected or appointed. Set forth below is certain information regarding the directors and executive officers of the Company during fiscal year 2001.

Guy E. Hatfield, Director

         Mr. Hatfield has served as a Director of the Company since 1996. Mr. Hatfield, 67, has been President of All American Group, Inc., a Delaware corporation, since 1989. Mr. Hatfield earned a Bachelor of Science degree from Bradley University in 1955 and a J.D. from the University of San Diego in 1962. From 1984 to 1989, Mr. Hatfield was Chairman of the Board and Chief Executive Officer of Motels of America, Inc., a corporation that built and managed 107 Super 8 motels and had gross annual sales of $80,000,000. Since 1989, Mr. Hatfield has served as President and Chairman of Hatfield Inns, Inc., a corporation involved in the ownership and management of hotel properties.

Brian K. Rodgers, Director

         Mr. Rodgers has served as a Director of the Company since 1999. Mr. Rodgers, 30, is an associate of HVS International, a worldwide hotel consulting and appraisal firm serving hotel owners and lenders throughout the United States and abroad. Mr. Rodgers has conducted appraisals on hotel assets and development projects valued at over $1 billion. Prior to his employment at HVS International, Mr. Rodgers gained hotel operational experience at Four Seasons Hotels and Resorts, serving a management role in the opening of the Four Seasons Resort Aviara, located in Carlsbad, California. Mr. Rodgers earned a Bachelor of Arts degree in Psychology from the University of California at San Diego in 1994 and a Masters of Management in Hospitality from Cornell University in 1998. Mr. Rodgers resides in San Francisco, California and is an active member of the Cornell Hotel Society.

Robert E. Dixon, Director (resigned January, 2002)

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

Glen Fuller, Director

         Glen W. Fuller, 28, was appointed a Director by the incumbent Board of Directors, effective as of December 23, 1999, to fill the vacancy created by the resignation of Michael S. McNulty. Mr. Fuller was appointed Chief Operating Officer in January 2000. Mr. Fuller is also senior vice president, chief operating officer, and a director of MacKenzie Patterson, Inc., the Company's external advisor. Prior to becoming a senior vice president, Mr. Fuller served MacKenzie Patterson for two years as a portfolio manager and research analyst. Prior to joining MacKenzie Patterson, Mr. Fuller was responsible for managing the over the counter trading desk for North Coast Securities Corp., a registered broker-dealer, with responsibility for both the proprietary and retail trading desks. Mr. Fuller was also the registered options principal and registered municipal bond principal for North Coast Securities. Mr. Fuller currently is a NASD registered options principal, registered bond principal, and holds a NASD Series 7, general securities license. Mr. Fuller has also worked on the floor of the New York Stock Exchange as a trading clerk and on the floor of the Pacific Stock Exchange in San Francisco as an assistant specialist for LIT America.



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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Security Ownership of Certain Beneficial Owners

         The following table sets forth the ownership of the voting securities of the Company both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Company to be the owner of more than five percent (5%) of the voting securities of the Company as of the close of business on March 29, 2002. The number of shares and percentage ownership of Common Stock for each person or entity assumes that shares of Common Stock issuable upon exercise of stock warrants to such person or entity (exclusive of others) exercisable within sixty (60) days from March 27, 2002 are outstanding. The information in the following table is taken from or based upon ownership filings made by the listed persons or entities with the Securities and Exchange Commission or upon information provided by such persons or entities.

        Five Percent Shareholders, Directors, Director                                           Approximate
            Nominees and Named Executive Officers                           Shares              Percentage of
                                                                      Beneficially Owned            Class
--------------------------------------------------------          -------------------------- ------------------

      MacKenzie Patterson, Inc.(1)
          Class A Common                                                    500,000(2)              17.0%
          Series A Convertible Preferred                                      1,000(2)             100.0%

      C.E. Patterson(1)
          Class A Common                                                    515,000(2,3)            17.5%
          Series A Convertible Preferred                                      1,000(3)             100.0%

      Guy E. Hatfield(4)
          Class A Common                                                    378,716(5)              12.9%

      Sutter Opportunity Fund, LLC(6)
          Class A Common                                                    155,488(7,8)             5.3%


      Robert Dixon(6)
          Class A Common                                                    155,488(7,8)             5.3%


      William M. Birdsall(1)
          Class A Common                                                     20,000                   *

      Brian K. Rodgers(1)
          Class A Common                                                     10,000                   *

      Hotel International
      Advisors, LLC ("HIA") (9)
          Class A Common                                                  1,000,000                 34.0%


      Michael S. McNulty(10)
          Class A Common                                                  1,000,000(11)             34.0%


      All Directors  and  Executive  Officers as a Group
      (6 persons)
          Class A Common                                                  1,079,204                 36.7%
          Series A Convertible Preferred                                      1,000                100.0%

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


     (3) Mr. Patterson may be deemed to be a beneficial owner of the shares owned by MacKenzie Patterson, Inc. by virtue of his position as a Director and President of MacKenzie Patterson. Mr. Patterson disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Mr. Patterson does own 15,000 shares individually. Mr. Glen W. Fuller may be deemed to be a beneficial owner of the shares owned by MacKenzie Patterson, Inc. by virtue of his position as a Director and an Executive Officer of MacKenzie Patterson, Inc. Mr. Fuller disclaims beneficial ownership of such shares.
     (4)  230 West Laurel Street, #1003, San Diego, CA 92101.
     (5) Includes 1,106 shares held in an Individual Retirement Account with Sunwest Federal Credit Union for the benefit of Mr. Hatfield's wife, Dorothy Hatfield; 1,574 shares held in an Individual Retirement Account with Sunwest Federal Credit Union for the benefit of Mr. Hatfield; 425 shares held in trust by Mr. Hatfield, as trustee, for the benefit of Mr. Hatfield and his wife; 240,000 shares held in the Hatfield Family Trust; 340 shares held by Sunwest Federal Credit Union for the benefit of Mr. Hatfield's son, Scott J. Hatfield; and 340 shares held in the name of Scott J. Hatfield, of which Mr. Hatfield may be deemed the beneficial owner. Mr. Hatfield disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
     (6)  595 Market Street, Suite 2100, San Francisco, CA 94105.
     (7) Includes 22,500 shares owned by Sutter Capital Management, LLC, the manager of Sutter Opportunity Fund, LLC, which owns 132,988 shares. Mr. Dixon is the managing member of Sutter Capital, which is the manager of Sutter Opportunity.
     (8) Includes 22,500 shares owned by Sutter Capital Management, LLC and 232,988 shares owned by Sutter Opportunity Fund, LLC. Robert E. Dixon, one of the Directors of the Company, is the managing member of Sutter Capital and thereby controls Sutter Opportunity. Mr. Dixon may be deemed to be a beneficial owner of the shares owned by Sutter Capital and Sutter Opportunity by virtue of his position as the managing member of Sutter Capital. Mr. Dixon disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
     (9)  6116 N. Central Expressway, Suite 1313, Dallas, TX 75206.
     (10)  McNulty is the managing member of HIA.
     (11) Mr. McNulty may be deemed to be a beneficial owner of the shares owned by HIA by virtue of his position as a managing member of HIA. Mr. McNulty disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Advisory Agreement

         Effective January 1, 2000, the Company entered into an Advisory Agreement with MPI pursuant to which the Company engaged MPI as the external advisor of the Company. Under the Advisory Agreement, the Company appointed MPI as the Company's exclusive agent to supervise the day-to-day operations of the Company, including, overseeing the lessees of the Company Hotels, serving as the Company's advisor and consultant in connection with the administrative, policy and investment decisions made by the Board of Directors of the Company, and performing or supervising the various administrative and accounting functions necessary for the management of the Company. The Company agreed to pay MPI an advisory fee of $350,000 per year for the advisory and administrative services provided by MPI under the Advisory Agreement. In order to implement the responsibilities of MPI under the Advisory Agreement, the principal offices of the Company were relocated to Moraga, California in January, 2000. Mr. C.E. Patterson, Chief Executive Officer of the Company, and Mr. Glen Fuller, Chief Operating Officer of the Company, are also executive officers and directors of MPI. MPI is also the direct or indirect beneficial owner of 606,838 shares of the Class "A" Common Stock and 1000 shares of the Series "A" Convertible Preferred Stock of the Company. During 2001, no amounts were paid to MPI for advisory fees under the Advisory Agreement. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report on Form 10-K Annual Report:

     (1)  Financial Statements:

          Consolidated Balance Sheets at December 31, 2001 and 2000 (unaudited)

          Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 (unaudited)

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999 (unaudited)

          Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)

     (2)  Financial Statement Schedule:

           Report on Supplemental Information (unaudited)

           Schedule III - Real Estate and Accumulated Depreciation (unaudited)

(b) The Company did not file any reports on Form 8-K during the fourth quarter of 2001.

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

Date:    April 16, 2002

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

   Signature                       Title                      Date


//s/ Guy E. Hatfield               Director                   April 16, 2002
--------------------

Guy E. Hatfield

/s/ Glen Fuller                    Director                   April 16, 2002
---------------

Glen Fuller

/s/ Brian K. Rodgers               Director                   April 16, 2002
--------------------

Brian K. Rodgers

/s/ C. E. Patterson                President and Chief        April 16, 2002
-------------------                Executive Officer
C. E. Patterson

/s/ Paul Koslosky                  Chief Financial and        April 16, 2002
-----------------                  Accounting Officer
Paul Koslosky

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

                               HOST FUNDING, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS


                                      INDEX






                                                                            Page
                                                                          Number

Independent Auditors' Report (Omitted)                                         -

Consolidated Balance Sheets                                                   28

Consolidated Statements of Operations                                         30

Consolidated Statement of Shareholders' Equity                                31

Consolidated Statements of Cash Flows                                         33

Notes to Consolidated Financial Statements                                    36

Independent Auditors' Report on Supplementary Information (Omitted)            -

Schedule III Real Estate and Accumulated Depreciation                         60

                       HOST FUNDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                             -----------------------------------
ASSETS                                            2001                   2000
                                             ----------------     --------------
Land, Property and Equipment -
   Held for Investment:
         Buildings and improvements                $9,322,477       $17,664,925
         Furnishings and equipment                  1,946,226         3,319,371
         Less accumulated depreciation             (2,573,276)       (3,767,068)
                                                -------------     -------------
                                                    8,695,427        17,217,228
         Land                                       2,586,618         5,667,570
                                                -------------     -------------
         Total land, property and equipment
         - held for investment                     11,282,045        22,884,798
                                                -------------     -------------

Land, Property and Equipment - Held for Sale:
         Building and improvements                  4,372,489         1,912,730
         Furnishings and equipment                    874,301           379,698
         Less accumulated depreciation               (787,604)         (275,774)
         Less impairment reserve                   (1,538,199)                -
         Land                                       1,537,490           702,500
                                                -------------   ---------------
         Land, property and equipment
         - held for sale                            4,458,477         2,719,154
                                                -------------    --------------

Investment in Hotel Properties                      3,266,146         3,266,146
                                                -------------    --------------

         Total land, property and equipment        19,006,668        28,870,098

Cash and Cash Equivalents                               9,456            36,744

Restricted Cash                                       289,738           622,593

Rent Receivable                                       229,917           309,661

Due from Related Parties                                  525            20,611

Long-Term Advances to Lessees                               -           110,090

Restricted Investments                                      -           288,000

Loan Commitment Fees, net of accumulated
 amortization of $503,570 and $809,269                622,196           967,547

Franchise Fees - net of accumulated
 amortization of $25,963 and $37,088                   39,037            63,912

Prepaid Expenses and Other Current Assets             200,877           333,041
                                                -------------    --------------

TOTAL ASSETS                                      $20,398,414       $31,622,297
                                                  ===========       ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                          December 31,
                                             -----------------------------------
                                                  2001                   2000
                                             ----------------     --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Long-term Debt                                  $17,646,043         $22,460,998

Short-term Debt                                   2,424,618           1,194,597

Long-term Lease Deposit                                   -             468,000

Advances by Lessee                                        -             191,571

Option Deposits                                           -              20,000

Accounts Payable and Other Accrued Expenses         193,849             212,027

Due to Related Parties                              684,753             269,245

Accrued Interest                                    662,528             425,592

Accrued Property Taxes                              141,575             178,772
                                              -------------       --------------
         Total liabilities                       21,753,366          25,420,802
                                              ---------------     --------------

Minority Interest in Partnerships                    43,065              75,975
                                              ---------------     --------------

   Series A Preferred stock; $0.01 par value;
   $4.00 liquidation preference; 2,000,000 shares
   authorized; 1,000 and 877,112 shares issued
   and outstanding                                    3,000           2,254,222

Commitments and Contingencies (Note 6)

SHAREHOLDERS' EQUITY
   Class A Common stock, $.01 par value;
   50,000,000 shares authorized; 2,443,762
   and 2,650,000 shares issued and outstanding       24,438              26,501

   Additional Paid-In Capital                    10,590,223          11,148,160

   Accumulated Deficit                          (11,981,123)         (7,248,211)

   Less:  Unearned directors' compensation
          net of accumulated amortization of
          $120,000 and $99,403                      (26,000)            (46,597)
                                              ---------------     --------------
                                                 (1,392,462)          3,879,853
   Less: Common stock in treasury, at cost,
    3,800 and 3,800 shares                           (8,555)             (8,555)
                                              ---------------     --------------
   Total shareholders' Equity                    (1,401,017)          3,871,298
                                              ---------------     --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $20,398,414         $31,622,297
                                                ===========         ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                    HOST FUNDING, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For The Year Ended
                                                                                    December 31,
                                                                   -----------------------------------------------
                                                                        2001             2000              1999
                                                                   -------------    -------------     ------------
INCOME FROM PROPERTY OPERATIONS
         Room revenue                                                $   949,661      $   858,571      $   424,637
         Operating expenses                                              715,111          520,192          243,628
                                                                   -------------    -------------     ------------
                  Total income from property operations                  234,550          338,379          181,009
                                                                   -------------    -------------     ------------
CORPORATE REVENUE
         Lease revenue - lessees                                       1,764,856        2,909,193        3,368,330
         Interest and other income                                        54,584          206,311           86,366
                                                                   -------------    -------------     ------------
                  Total corporate revenue                              1,819,440        3,115,504        3,454,696
                                                                   -------------    -------------     ------------
Total Revenue                                                          2,053,990        3,453,883        3,635,705
                                                                   -------------    -------------     ------------
EXPENSES
         Interest expense                                              1,508,534        2,415,957        2,660,667
         Depreciation and amortization                                   525,431          968,880          994,849
         Administrative expenses - other                                 414,852          768,221          862,407
         Director fees                                                     4,200            4,200           88,700
         Property taxes                                                  223,157          393,950          354,543
         Minority interest in partnerships                               (32,910)         (11,978)        (150,829)
         Other expenses                                                        -                -           56,456
         Amortization of unearned directors' compensation                 20,597           27,000          119,195
                                                                   -------------    -------------     ------------
         Total expenses                                                2,663,861        4,566,230        4,985,988
                                                                   -------------    -------------     ------------

Loss From Operations                                                    (609,871)      (1,112,347)      (1,350,283)
                                                                   -------------    -------------     ------------

OTHER INCOME (EXPENSE)
         Valuation Reserve                                            (1,581,146)               -                -
         Loss from Sale of Property                                     (997,331)               -         (607,299)
         Gain/(Loss) from Transfer of Lease                             (488,863)               -          278,862
         Franchise Termination Reserve                                  (153,602)               -                -
         Preferred Stock Premium                                        (902,099)               -                -
         Relinquished Project Costs                                            -         (226,734)        (294,005)
                                                                   -------------    -------------     ------------
         Total Other Income (Expense)                                 (4,123,041)        (226,734)        (622,442)
                                                                   -------------    -------------     ------------

Net Loss Before Extraordinary Item                                    (4,732,912)      (1,339,081)      (1,972,725)
                                                                   -------------    -------------     ------------

Extraordinary Gain on Restructure of Notes                                     -          101,916                -
                                                                   -------------    -------------     ------------

NET LOSS                                                             $(4,732,912)     $(1,237,165)    $ (1,972,725)
                                                                   =============    =============     ============

NET LOSS PER COMMON SHARE - Basic and Diluted

Net loss per share before extraordinary item                     $       (1.82)    $       (0.62)    $     (1.22)
   Extraordinary gain per share                                              -              0.05               -
                                                                   -------------    -------------     ------------
Net loss per share including extraordinary item                  $       (1.82)    $       (0.57)    $     (1.22)
                                                                   =============    =============     ============


               The accompanying notes are an integral part of these consolidated financial statements.


                                              HOST FUNDING, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

                                         Class A Common Stock         Additional  Earnings      Unearned                    Total
                              ---------------------------------------  Paid-in    (Accumulated  Directors'   Treasury  Shareholders'
                                Shares      Par Value     Warrants     Capital    Deficit)     Compensation   Stock        Equity
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 1998    1,546,300       15,463          -      7,753,150   (4,038,321)    (142,792)          -     3,587,500
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Common stock issued as
  compensation to employee          1,000           10           -         2,240           -            -            -        2,250

Amortization of unearned
  directors compensation               -            -            -            -            -        24,000           -       24,000

Forgiveness of balance of
  unearned compensation to
  former directors                     -            -            -            -            -        95,195           -       95,195

Common stock sold to director      20,000          200           -        19,800           -            -            -       20,000

Retirement of common stock           (100)          (1)          -          (411)          -            -            -         (412)

Common stock issued to former
  directors and chairman           30,000          300           -        82,200           -            -            -       82,500

Common stock issued to new         20,000          200           -        49,800           -       (50,000)          -            -
  directors

Common stock issued in payment
  of debt                         102,800        1,028           -       200,244           -            -            -      201,272

Warrants issued to new investor        -            -       750,000           -            -            -            -      750,000

Net loss                               -            -            -            -    (1,972,725)          -            -    1,972,725)
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 1999    1,720,000       17,200      750,000    8,107,023   (6,011,046)     (73,597)          -    2,789,580

Prior period adjustment                -            -      (750,000)          -            -            -            -     (750,000)

Balance at December 31, 1999
  as adjusted                 -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                1,720,000       17,200           -     8,107,023   (6,011,046)     (73,597)          -    2,039,580




The accompanying notes are an integral part of the consolidated financial statements.

                                           HOST FUNDING, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                  FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

                                         Class A Common Stock         Additional  Earnings      Unearned                    Total
                              ---------------------------------------  Paid-in    (Accumulated  Directors'   Treasury  Shareholders'
                                Shares      Par Value     Warrants     Capital    Deficit)     Compensation   Stock        Equity
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Amortization of unearned
  directors compensation               -            -            -            -            -        27,000           -       27,000

Retirement of common stock        (69,900)       (699)           -      (138,863)          -            -            -     (139,562)

Purchase of treasury stock             -           -             -            -            -            -        (8,555)     (8,555)

Common stock issued for
  purchase of Mexican hotel
  properties                    1,000,000       10,000           -     3,180,000           -            -            -    3,190,000

Net loss                               -            -            -            -    (1,237,165)          -            -   (1,237,165)
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 2000    2,650,100  $    26,501  $        -   $11,148,160  $(7,248,211) $   (46,597)  $   (8,555) $3,871,298
                              ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========
Amortization of unearned
  directors compensation               -            -            -            -            -        20,597           -       20,597

Conversion of common stock       (206,338)      (2,063)          -      (557,937)          -            -            -     (560,000)
  to class A preferred

Net loss                               -            -            -            -    (4,732,912)          -            -   (4,732,912)
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 2001    2,443,762  $    24,438  $        -   $10,590,223 $(11,981,123) $   (26,000)  $   (8,555)$(1,401,017)
                              ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========








The accompanying notes are an integral part of the consolidated financial statements.

                                                  HOST FUNDING, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For The Year Ended December 31,
                                                                   -----------------------------------------------
                                                                        2001             2000              1999
                                                                   -------------    -------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                                       $ (4,732,912)     $(1,237,165)     $(1,972,725)
     Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
     Depreciation and amortization                                       525,431          968,880          994,849
     Amortization of loan fees                                            35,956           53,931           55,207
     Amortization of unearned directors' compensation                     20,597           27,000          119,195
     Stock issued as compensation                                              -                -            2,250
     Gain from transfer of lease                                               -                -        ( 278,862)
     Minority interest in partnerships                                  ( 32,910)        ( 11,978)       ( 150,829)
     Loss from lease termination                                        ( 53,956)               -                -
     Loss from conversion of preferred stock                             902,099                -                -
     Loss on assets sold/held for sale                                 2,585,581                -                -
     Loss from sale of property                                                -           12,115          607,299
     Common stock issued to directors
      for director fees                                                        -                -           82,500
     Common stock issued in payment of interest                                -                -           19,335
Changes in certain operating assets and liabilities:
     Rent receivable                                                      79,744        ( 259,838)         186,931
     Due from related parties                                                            ( 16,388)          32,389
     Prepaid expenses and other current assets                           282,164           44,118        ( 230,573)
     Option deposits                                                    ( 20,000)               -                -
     Accounts payable and accrued expenses                              ( 18,179)       ( 955,417)         121,318
     Due to related parties                                              360,594          269,245                -
     Accrued interest                                                    242,687          113,621           80,394
     Accrued property taxes                                             ( 37,197)          71,661         ( 25,354)
                                                                   -------------    -------------     ------------
     Net cash provided by (used in) operating activities                 139,699        ( 920,215)       ( 356,676)
                                                                   -------------    -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of land, property and equipment                          ( 143,839)       ( 156,184)       ( 211,675)
     Increase/(decrease) in restricted cash                              332,855        ( 351,252)         215,232
     Proceeds from sale of property                                            -                -        2,400,000
     Costs of property sale                                                    -                -        ( 165,690)
     Proceeds related to transfer of lease                                     -                -          500,000
     Payments related to transfer of lease                                     -                -        ( 221,138)
                                                                   -------------    -------------     ------------
         Net cash provided by (used in)
          investing activities                                           189,016        ( 507,436)       2,516,729
                                                                   -------------    -------------     ------------


               The accompanying notes are an integral part of these consolidated financial statements.


                                                HOST FUNDING, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                              For The Year Ended December 31,
                                                                   -----------------------------------------------
                                                                        2001             2000              1999
                                                                   -------------    -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                      -                -           20,000
     Sale of preferred stock                                             325,000          754,222        1,500,000
     Short -term advances                                               (150,000)               -                -
     Borrowings on short-term debt                                       193,000          214,126          207,000
     Payment of short-term debt                                         (505,395)        (121,882)       ( 664,314)
     Purchase of treasury stock                                                -          ( 8,555)          (  416)
     Payments on long-term debt                                         (218,608)        (574,202)      (2,179,536)
     Payment of long-term lease deposit                                        -         (120,000)               -
     Receipt of advances by lessee                                             -          191,571                -
     Receipt of option deposits                                                -                -           20,000
                                                                   -------------    -------------     ------------
         Net cash provided by (used in)
          financing activities                                          (356,003)         335,280       (1,097,266)
                                                                   -------------    -------------     ------------
Net Change in Cash and Cash Equivalents                                 ( 27,288)      (1,092,371)       1,062,787

Cash and Cash Equivalents - Beginning                                     36,744        1,129,115           66,328
                                                                   -------------    -------------     ------------
Cash and Cash Equivalents - Ending                                 $       9,456     $     36,744      $ 1,129,115
                                                                   =============    =============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

Cash Paid During the Year for:
     Interest Expense                                                $ 1,030,463    $  2,2,48,405       $2,525,067
                                                                   =============    =============     ============
     Income Taxes                                                  $          -     $          -      $         -
                                                                   =============    =============     ============

Non-Cash Investing Activities:
-----------------------------
Common stock issued in exchange
      for investment property
         Class A common stock                                      $          -     $       9,301     $         -
         Additional paid in capital                                           -         3,180,699               -
         Land, property and equipment                                         -        (3,190,000)              -
                                                                   -------------    -------------     ------------
         Net non-cash investing activity                           $          -     $          -      $         -
                                                                   =============    =============     ============

Property & equipment additions; repairs
      made by Buckhead to certain properties
            Notes and other receivable                             $          -     $          -      $ ( 265,459)
         Other accrued expenses                                               -                -        ( 191,570)
         Land, property & equipment                                           -                -          457,029
                                                                   -------------    -------------     ------------
         Net non-cash investing activity                           $          -     $          -      $         -
                                                                   =============    =============     ============


                                                HOST FUNDING, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                              For The Year Ended December 31,
                                                                   -----------------------------------------------
                                                                        2001             2000              1999
                                                                   -------------    -------------     ------------
     Non-Cash Financing Activities:
     ------------------------------
     Common stock converted to preferred
         Class A preferred stock                                   $    560,000     $          -      $         -
         Class A common stock                                           (  2,063)              -                -
         Additional paid in capital                                     (557,937)              -                -
                                                                   -------------    -------------     ------------
         Net non-cash financing activity                           $          -     $          -      $         -
                                                                   =============    =============     ============

Notes payable converted to preferred
         Class A preferred stock                                   $      81,729    $          -      $         -
         Due to related party                                          (  75,000)              -                -
         Accrued interest payable                                      (   6,729)              -                -
                                                                   -------------    -------------     ------------
         Net non-cash financing activity                           $          -     $          -      $         -
                                                                   =============    =============     ============

Class A preferred converted to note
         Class A preferred stock                                   $  (3,217,952)   $          -      $         -
         Preferred stock premium                                       ( 902,099)              -                -
         Gain on lease transfer                                            6,729               -                -
         Note payable-HFDI                                             4,113,322               -                -
                                                                   -------------    -------------     ------------
         Net non-cash financing activity                           $          -     $          -      $         -
                                                                   =============    =============     ============

Acquisition costs funded by note payable
         Other assets                                              $          -     $          -      $   190,000
         Short term debt                                                      -                -         (190,000)
                                                                   -------------    -------------     ------------
         Net non-cash financing activity                           $          -     $          -      $         -
                                                                   =============    =============     ============

     Retirement of stock previously issued in
      payment of interest and principal
      on short-term debt
         Common stock                                              $          -     $      (  699)    $         -
         Additional paid-in capital                                           -         ( 138,863)              -
         Short-term debt                                                      -           139,562               -
                                                                   -------------    -------------     ------------
         Net non-cash financing activity                           $          -     $          -      $         -
                                                                   =============    =============     ============

     Common stock issued in payment of
      interest and principal on short term debt
         Common stock                                              $          -     $          -      $      1,028
         Additional paid-in capital                                           -                -           200,244
         Interest                                                             -                -          ( 19,336)
         Short term debt                                                      -                -          (181,936)
                                                                   -------------    -------------     ------------
         Net non-cash financing activity                           $          -     $          -      $         -
                                                                   =============    =============     ============

Common stock issued to new directors
         Common stock                                              $          -     $          -      $        200
         Additional paid in capital                                           -                -            19,800
         Notes receivable, directors                                          -                -          ( 20,000)
                                                                   -------------    -------------     ------------
         Net non-cash financing activity                           $          -     $          -      $         -
                                                                   =============    =============     ============


          The accompanying notes are an integral part of these consolidated financial statements.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 -          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation
                  The accompanying consolidated financial statements include the accounts of Host Funding ("Host Funding" or the "Company"), incorporated under the laws of the state of Maryland on December 22, 1994, and structured to qualify as a Real Estate Investment Trust ("REIT") and its subsidiaries:

                    a) CrossHost, Inc. ("CrossHost"), (owned 100% by the
                       Company);
                    b) Host Enterprises, Inc. ("Enterprise"), (owned 100% by the
                       Company);
                    c) Host Ventures, Inc., ("Ventures"), (owned 100% by
                       Enterprise);
                    d) BacHost, LLC ("BacHost"), (an 81% ownership interest by the Company through December 18, 2001; 100% by the Company thereafter);
                    e) BH Findlay LP ("BHF"), (owned 99% by BacHost) and;
                    f) BH Auburn LP ("BHA"), (owned 99% by BacHost).

                  Organization and Background

                  The principal business of the Company is to acquire and then lease limited service and full service hotels/motels to proven hotel operators, which manage and operate the hotels/motels pursuant to such leases.

                  On December 22, 1999, the Company sold to Mackenzie Patterson, Inc. ("MPI"), a California real estate venture capitalist, 500,000 shares of the Series "A" Convertible Preferred Stock, $0.01 par value per share (the "Series "A" Preferred"), of the Company for a purchase price of $1,500,000. The proceeds from the sale of the Series "A" Preferred were used by the Company to satisfy current obligations and for working capital. The Company also issued to MPI warrants to purchase 500,000 shares of the Class "A" Common Stock of the Company for an exercise price of $3.00 per share, exercisable at any time for a period of six years from December 22, 1999 (the "Warrants"). Concurrently with the purchase of the shares of Series "A" Preferred and the issuance of the Warrants, the Company and MPI entered into an Advisory Agreement pursuant to which MPI assumed the day to day operations of the Company and direction of new investments on behalf of the Company (see Note 6).

                  During 2001, the Company issued additional Series "A" Preferred stock to MPI, its affiliates, and Sutter Opportunity Fund and Sutter Opportunity Fund 2 for amounts advanced to meet working capital needs. As of October 5, 2001, the Company had issued 1,233,740 shares of the Series "A" Preferred at an average price of $2.60 per share. On October 5, 2001, the Company exchanged 1,232,740 shares of the Series "A" Preferred for a note payable to HFD Investors, LLC (representing the Series "A" Preferred shareholders) in the amount of $4,113,322. The Company recognized a Preferred Premium charge in the amount of $902,099.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 -          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

                  The HFD Investors note accrues interest at 5% and is due October 5, 2003. The Company was notified by HFD Investors, LLC that it sold the note to HALTA, LLC, an unaffiliated third party.

                  Unless stated otherwise, the hotel properties owned by the subsidiaries of the Company are herein referred to as the "Company Hotels" or "Company Properties". Host Funding is listed and traded on the Over the Counter Bulletin Board under the symbol "HFDI."

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

                  Land, Property, and Equipment Held for Investment/ Land, Property and Equipment Held for Sale

                  Buildings and improvements are stated at historical cost and depreciated over useful lives of 35 years from the original date of acquisition using the straight-line method. Hotel furnishings and equipment are stated at historical cost and depreciated using primarily straight-line methods over useful lives ranging from 3 to 7 years from the original historical date of acquisition. Depreciation expense as of December 31, 2001 and 2000 is $521,431 and $959,780, respectively.

                  The Vagabond Inn property (formerly a Super 8 Motel) located in Mission Bay, California (the "Mission Bay Property") has been included under Land, Property and Equipment Held for Sale, and is subject to an option agreement whereby the lessee has the right to purchase the Mission Bay Property upon written notice. The Company has received such notice.

                  The Host Ventures properties located in Flagstaff, Arizona and Ocean Springs, Mississippi were sold in foreclosure sales during 2001. The Host Ventures property located in Sarasota, Florida is also subject to a foreclosure sale but, as of December 31, 2001, was still owned by The Company and is included under Land, Property and Equipment Held for Sale. The property was foreclosed upon in 2002.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

                  In 2001, the Company recorded an impairment charge of $1,581,146 related to the property located in Sarasota, Florida reflecting the anticipated loss when the foreclosure sale of the property is completed.

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

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 -          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

                  Rent Receivable

                  Rent receivable represents rent outstanding and receivable pursuant to the management agreements.

                  Long-term Advances to Lessees

                  Long-term advances represent amounts forwarded, per the lease contracts, to lessees at the inception of the lease, which are used by the lessees for operating expenses incurred upon lease inception. These advances were waived by the Company in 2001 as part of a lease cancellation agreement.

                  Restricted Investments

                  Buckhead America Corporation, or its affiliates ("Buckhead"), agreed to purchase $288,000 in Class "A" Common Stock of the Company and return such stock to the Company to hold as security deposits (the "Buckhead Security Deposit") against the Country Hearth Leases (defined in Note 7). The deposits were released by the Company in 2001 as part of a lease cancellation agreement.

                  Loan Commitment Fees

                  Loan commitment fees are amortized over the terms of the loans using the straight-line method, which approximates the effective interest rate method. Amortization expense is included in interest expense in the statement of operations. Accumulated amortization of loan fees totaled approximately $504,000 and $809,000 as of December 31, 2001 and 2000,
                  respectively.

                  Franchise Fees

                  Franchise fees are amortized on a straight-line basis over the life of the franchise agreements. Accumulated amortization of franchise fees totaled approximately $26,000 and $37,000 as of December 31, 2001, and 2000, respectively.

                  Long-Lived Assets

                  Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and has recorded an impairment reserve for the property located in Sarasota, Florida which is subject to foreclosure proceedings and was transferred to the lender in 2002.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 -          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

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

                  The shares used in the computation of loss per share, were as follows:

                                           For The Year Ended
                                                 December 31,
                                 ---------------------------------------------
                                       2001          2000             1999
                                 -----------      -----------      -----------
                  Basic           2,600,918        2,163,753        1,615,894
                                 ===========      ===========      ===========
                  Diluted         2,600,918        2,163,753        1,615,894
                                 ===========      ===========      ===========


                  Comprehensive Income

                  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001, 2000, and 1999, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 -          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

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

                  Income Taxes

                  The Company has not qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code for the three years ended December 31, 2001. Under the Internal Revenue Code, if certain requirements are not met in a given year, a corporation will be subject to Federal Income Tax with respect to all income, including that which is distributed to Shareholders. Therefore, the Company records its provision for income taxes in accordance with SFAS No. 109. Under the liability method of SFAS 109, deferred taxes are determined based on the difference between the financial statement amounts for tax and financial reporting purposes.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 2 - REAL ESTATE INVESTMENTS

                  As of December 31, 2001, the Company owns 9 Company Hotels, 8 held for investment, 1 held for sale, located in seven states, and comprised of 602 rooms.

                  The original purchase cost of the nine hotel properties totaled approximately $16,400,000. The amount reflected in the financial statements of $20,639,601 at December 31, 2001 includes the original purchase cost and capital expenditures subsequent to acquisition (see financial statement schedule
                  III).

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

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 2 -          REAL ESTATE INVESTMENTS (Continued)

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

                  The Company also granted RPD an option to purchase the Mission Bay Property for a base acquisition price of $3,225,000. The base acquisition price incrementally reduces on a monthly basis through application of portions of the base rent payments made to the Company by RPD under the Lease relating to the Mission Bay Property (the "RPD Option"). RPD exercised the RPD Option in March 1999. The Company has been unable to complete the sale of the property due to defeasance requirements of the loan. The Company continues to pursue the consummation of this transaction. The Company has recorded this property as Land, Property, and Equipment - Held for Sale at December 31, 2001.

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

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 2 -          REAL ESTATE INVESTMENTS (Continued)

                  Effective October 5, 2001, the Flagstaff, Arizona property was sold in a foreclosure auction. The Company was relieved of its debt obligations in exchange for the property. The Company did not receive any net proceeds from the sale of the Flagstaff Property.

                  Effective October 10, 2001, the Ocean Springs, Mississippi property was sold in a foreclosure auction. The Company was relieved of its debt obligations in exchange for the property. The Company did not receive any net proceeds from the sale of the Ocean Springs Property.

                  As discussed in Note 1, in connection with the Investment Letter Agreement between the Company and Hotel International Advisers, LLC, effective June 2000, the Company exchanged 1,000,000 shares of its Class A Common Stock for a 25% interest in each of four hotel properties owned by Bufete Grupo Internacional, a subsidiary of Hotel International Advisers, LLC. The Company has recorded the exchange at the investments' fair market value of $3,000,000, plus capitalized purchase costs of $266,146, at December 31, 2001.

NOTE 3 - LONG TERM DEBT AND NOTES PAYABLE (INCLUDING DEFAULT ON CERTAIN NOTES PAYABLE)

                  Long-Term Debt

                  The following is a summary of the long-term debt of the
                  Company:

                                                         December 31,
                                                --------------------------------
                                                    2001               2000
                                                -------------     --------------
                  Host Ventures first mortgage
                  note payable, collateralized
                  by the Sarasota, FL property
                  in foreclosure proceedings    $  1,794,072       $  8,818,572

                  Mezzanine loan, collateralized
                  by the stock in Host Ventures,
                  interest at LIBOR plus 500 basis
                  points (LIBOR was 2.0225% at
                  12/31/01), payable in monthly
                  installments of $17,314, due in
                  June of 2003                       494,926            494,679

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 3 - LONG TERM DEBT AND NOTES PAYABLE (INCLUDING DEFAULT ON CERTAIN NOTES PAYABLE) (Continued)

                  First mortgage note payable,
                  collateralized by the properties
                  owned by CrossHost, interest at
                  9.46% per annum, interest and
                  principal payable in monthly
                  installments of $120,838, due in
                  March 2017                         11,895,552      12,117,744

                  First mortgage payable,
                  collateralized by the property
                  owned by B-H Auburn, interest at
                  10.78% per annum, interest and
                  principal payments due in monthly
                  installments of $17,405, due in
                  August 2016                         1,627,790       1,667,205

                  Note payable collateralized by all
                  outstanding shares of Crosshost, Inc.
                  and Host Funding Acquisition Corp,
                  interest at 5% per annum, principal
                  and interest due October 5, 2003    4,163,321               -
                                                   -------------  --------------

                                                   $ 19,975,661   $  23,098,200
                                                   =============  ==============

                  Less:  current maturities of
                         long-term debt              (2,329,618)       (637,202)
                                                   -------------  --------------

                  Total long-term debt             $ 17,646,043   $  22,460,998
                                                   =============  ==============

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 3 - LONG TERM DEBT AND NOTES PAYABLE (INCLUDING DEFAULT ON CERTAIN NOTES PAYABLE) (Continued)

                  Short Term Debt/Notes Payable (Including Default on Certain Notes)

                  The following is a summary of the short-term debt of the Company, including current maturities of long-term debt:

                                                         December 31,
                                                --------------------------------
                                                    2001               2000
                                                -------------     --------------

                  Auburn/Findlay Equity
                    Partners (a)                $         -       $     325,000
                  Crossroads/Keystone
                    Investments (b)                   95,000            190,000
                  Five Lions (c )                         -              42,395
                                                -------------     --------------
                  Total                         $     95,000      $     557,395

                  Current maturities of
                    long-term debt                 2,329,618            637,202
                                                -------------     --------------

                  Total short-term debt         $  2,424,618      $   1,194,597
                                                -------------     --------------

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

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 3 - LONG TERM DEBT AND NOTES PAYABLE (INCLUDING DEFAULT ON CERTAIN NOTES PAYABLE) (Continued)

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

                  In 2000, the Company settled with Auburn for the remainder of the amounts due in the amount of $825,000, of which $500,000 was paid during 2000 and the balance paid during 2001.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 3 - LONG TERM DEBT AND NOTES PAYABLE (INCLUDING DEFAULT ON CERTAIN NOTES PAYABLE) (Continued)

                  Short Term Debt/Notes Payable (Including Default on Certain Notes) (continued)

                  (b) In May 1999, the Company entered into negotiations to purchase certain properties. In connection with the negotiations, the Company executed an application with a lender to obtain financing for the properties. $140,000 was funded to the lender by an unaffiliated party (Crossroads/Keystone Investments) on behalf of the Company in prepayment of certain due diligence costs related to such financing. In September 1999, an additional $50,000 was advanced by the same unaffiliated party in partial payment of certain legal fees. Approximately $140,000 in principal and interest was repaid by the issuance of 69,781 shares of the Company's Class "A" Common Stock in September 1999. In 2000, the unaffiliated parties informed the Company that the issued shares would not be accepted as payment, and sued the Company for default on the notes. The parties reached a settlement during 2001 calling for a reduction in the interest rate and costs awarded. The Company made payments totaling $95,000 during 2001 but was unable to make any further payments. As of December 31, 2001, the Company owes a total of $161,028 in principal and accrued interest on the notes.

                  (c ) In March 2000, a judgment was entered against the Company for payment of $150,000 to Five Lion, Inc. and Lion Investment Limited Partnership for reimbursement of due diligence fees. The balance of the settlement of$42,395 was paid during 2001.


                  Five Year Debt Maturity Schedule
                  Aggregate principal payments under long-term and short-term debt for the next five calendar years ended December 31, 2006 and thereafter are as follows:

                           2002                    $  2,435,458
                           2003                       4,760,470
                           2004                         572,819
                           2005                         492,950
                           2006                         543,285
                           Thereafter                11,265,679
                                                   ------------
                                Total              $ 20,070,661
                                                   ============

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 4 -   PREFERRED STOCK

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

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 4 - PREFERRED STOCK (Continued)

                  During 2000, MPI had advanced to the Company a total of $505,000, with a commitment to advance an additional $20,000, which was advanced in January 2001. The advances were used by the Company for working capital purposes and for payment of a legal settlement. As a result of default on the note, the Company converted the note to 262,500 shares of Series A Preferred Stock.

                  During 2001, MPI and Sutter purchased 162,500 shares of the Series "A" Preferred for a purchase price of $325,000. The proceeds were used to fund the balance of the Auburn/Findlay settlement.

                  In order to facilitate the anticipated merger between the Company and Leisure Living, Inc. the Board of Directors authorized the conversion of 206,338 shares of the Company's Class "A" Common stock held by affiliates of MPI and Sutter as well as notes held by the same affiliates into 194,128 shares of the Series"A" Preferred. All but 1,000 shares of the outstanding Series "A" Preferred were then converted to a note in the amount of $4,113,322 in favor of HFD Investors, LLC (representing the owners of all the Series "A" Preferred). MPI holds the remaining 1,000 shares of preferred stock.


NOTE 5 - SHAREHOLDERS' EQUITY

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

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 5 -          SHAREHOLDERS' EQUITY (Continued)

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

                  Diluted earnings per share for the year ended December 31, 2001, has not included the effect of conversion of Series "A" Preferred Shares nor the Warrants since conversion would be antidilutive.

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

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 5 -          SHAREHOLDERS' EQUITY (Continued)

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

                  REIT Status

                  The Company, as a requirement under the Code to elect REIT status, must have no more than five shareholders who own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding. The Company has not met this requirement as of December 31, 2001. Under the Code, the Company is allowed a six-month exemption after the tax year in which the election is to be effective to meet the requirement. Management of the Company does not anticipate that such requirement will be met during fiscal year 2002.

                  Leases

                  In General

                  At the beginning of 2001, all of the Company Hotels were leased and operated pursuant to lease agreements (the "Leases"), except for the Company Hotel located in Tallahassee, Florida which was managed and operated by BAC Hotel Management, Inc. pursuant to a management agreement. In August, 2001, BAC Hotel asserted rights in the lease to reduce monthly base rent on the Destin, Florida Hotel Property, as a result of the presence of a competitive hotel in the Destin area, exercised its right to terminate the Rock Falls, Illinois lease, and defaulted on the Auburn, Indiana lease. As a result, a negotiated settlement agreement was entered into between the Company, its subsidiaries and BAC Hotel resulting in the termination of all of the remaining leases between BAC Hotel and Crosshost, Inc., and BUCK and BH Auburn, LP, and the payment to Crosshost, Inc. of $75,000.00 in consideration for the cancellation of lease termination fees, lease deposits and reserves for capital expenditures.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

                  As a result of the settlement agreement, a management agreement was entered into with Cornerstone Hospitality with respect to all of the Company Hotels except the Mission Bay Property. The Management Agreement provides for the net operating revenue from each of the Company Hotels to be forwarded to the Company on a monthly basis, less a management fee of 4.5% of Gross Revenue, and the agreed upon reimbursable costs of operating the facility. The Management Agreement is terminable by either party with respect to all or one or more properties on 30 days notice.

                  As of December 31, 2001, the Mission Bay Property is the only property under lease. It has an initial term of twenty years, subject to earlier termination upon the occurrence of certain contingencies described in the Leases including, as applicable, provisions relating to damage to the Company Hotels, condemnation of the Company Hotels, defaults by the Company or the lessee thereunder, lack of compliance by the lessee with certain of the terms of the associated loan documents, and termination on disposition of the Company Hotels.

                  Franchise Agreements

                  The Company has been granted franchise license agreements from Super 8 and Sleep Inns for terms expiring in 2005 and 2011, respectively. Pursuant to the terms of the franchise agreements, the Company is required to pay royalty fees and advertising fees of 4% to 5% and 1.3% to 3%, respectively, and reservation fees due under the Sleep Inn agreements of 1.75%, of gross room revenue. The responsibility for payment of the fees has been assigned to the property managers pursuant to the management agreements.

                  Auburn has been granted a Country Hearth franchise license under terms and conditions that are typical of the hotel industry and substantially similar to the franchise agreements relating to the Super 8 Hotels and the Sleep Inn Hotels currently owned directly or indirectly by the Company.

                  Host Funding, Inc. 1997 Incentive Plan:

                  Under the Host Funding, Inc. 1997 Incentive Plan certain individuals, including officers and directors of the Company, may be granted awards for incentive stock options, non-statutory stock options, stock awards, performance shares and incentive awards. No such awards have been awarded for the years ended December 31, 2001, 2000 and 1999.

                  Litigation

                  Five Lion, Inc. and Lion Investment Limited Partnership vs. Host Funding, Inc.; United States District Court; District of Minnesota, Fifth Division; court file number
                  98-2154-MJD/RLE.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

                  Litigation (Continued)

                  The Company was named as a defendant in the preceding complaint filed on September 24, 1998. The complaint alleges, among other things, that the Company is obligated to reimburse $150,000, which the plaintiffs paid to the Company for certain due diligence items pursuant to a letter agreement dated February 13, 1998. On January 20, 2000, the plaintiffs obtained a summary judgment for breach of contract with regard to a portion of their claims. On March 9, 2000, judgment was rendered against the Company for $164,000 (includes legal fees) plus interest. The Company paid $121,882 during 2000; and the balance owing during 2001.

                  Auburn Equity Partners vs. BH-Auburn, L.P. and Host Funding, Inc., Case No. 99 CVE-04-2725, and Findlay Equity Partners vs. BH-Findlay, L.P. and Host Funding, Inc., Case No. 99CVH-04-2726.

                  The Company was named as a defendant in the preceding complaints filed on April 1, 1999. The complaints were filed based upon the default by BH-Auburn, L.P. and BH-Findlay, L.P. (collectively, the "Partnerships") of their respective payment obligations under two seller promissory notes (the "Country Hearth Notes") delivered to the respective plaintiffs in partial payment of the purchase price for the Company Hotels located in Findlay, Ohio and Auburn, Indiana. The Company was named as a defendant in both complaints based upon the Company's guaranty of the payment of the Country Hearth Notes. On July 30, 1999, a judgment was rendered in favor of the plaintiffs against the Partnerships and the Company in the approximate aggregate amount of $1,550,000. The obligations of B-H Findlay under the seller promissory note, both principal and interest, related to the Company Hotel located in Findlay, Ohio in the approximate settlement amount of $650,000 were satisfied in full from the proceeds of the sale of the property in 1999. In 2000, the Company settled with Auburn for the remainder of the amounts due in the amount of $825,000. In December 2000, the Company paid $500,000 against the settlement. The balance of $325,000 was paid during 2001 per the terms of the agreement.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

                  Litigation (continued)

                  Keystone Advisers, Inc. and Crossroads Investments, LLC vs. Host Funding, Inc., California Superior Court, Santa Barbara County, Anacapa Division, Case No. 1035199.

                  In September 1999, the Company issued shares of the Company's Class A Common Stock to Keystone Advisers and Crossroads Investments ("Keystone/Crossroads") in repayment of approximately $140,000 of advances made to the Company. Keystone/Crossroads rejected the stock payment and was awarded a judgment regarding these claims for approximately $282,000, which includes interest and legal fees. A levy was granted on certain Company bank accounts and approximately $51,000 was awarded to Keystone/Crossroads to partially satisfy the settlement. During 2001 a settlement was reached which called for monthly payments of $15,000. The Company made payments totaling $95,000 but was unable to make payments due October, 2001 and following. As of December 31, 2001, the Company has accrued approximately $161,000 which includes interest and legal fees.

                  Choice Hotels International v. Host Ventures, Inc.

                  The Company received a claim from Choice Hotels International, the franchisor for the Ocean Springs hotel, as a result of a default on the franchise agreement on the Ocean Springs Sleep Inn. The Company settled the dispute by agreeing to 174 monthly payments of $1,494.25. The Company has recorded a liability in the amount of approximately $153,000 representing the present value of said payments.

                  Crosshost, Inc. vs. Carnegie International

                  The Company filed a claim against Carnegie International and its owner David Gable for failure to repay a loan issued in conjunction with a planned merger of Carnegie and Host as previously discussed. The Company sought repayment of its note totaling $175,000 as well as a break-up fee of $150,000. In March, 2002, a settlement agreement was reached whereby Carnegie agreed to future entry of judgement, if the amounts agreed to be paid in the settlement have not been paid by October 30, 2002. The Settlement Agreement calls for Gable and Carnegie to pay the total amount of $240,000 to Crosshost, plus interest on $200,000 at a rate of 9 percent beginning on April 5, 2002. The Company has recorded only the note in the amount of $175,000 as collection of additional amounts was deemed questionable.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

                  Advisory Agreement

                  Effective January 1, 2000, the Company entered into an Advisory Agreement with MPI pursuant to which the Company engaged MPI as the external advisor of the Company. Under the Advisory Agreement, the Company appointed MPI as the Company's exclusive agent to supervise the day-to-day operations of the Company, including overseeing the lessees of the Company Hotels, serving as the Company's advisor and consultant in connection with the administrative, policy and investment decisions made by the Board of Directors of the Company, and performing or supervising the various administrative and accounting functions necessary for the management of the Company. The Company agreed to pay MPI an advisory fee of $350,000 per year for the advisory and administrative services provided by MPI under the Advisory Agreement. In order to implement the responsibilities of MPI under the Advisory Agreement, the principal offices of the Company were relocated to Moraga, California in January 2000. Mr. C. E. Patterson, Chief Executive Officer of the Company, and Mr. Glen Fuller, Chief Operating Officer of the Company, are also executive officers and directors of MPI. The Company did not pay MPI the advisory fee owed for 2001.

                  Note Payable-HALTA, LLC

                  The Company issued a note payable in the amount of $4,117,322 to HFD Investors, LLC in exchange for all but 1,000 shares of the Series "A" Preferred stock. The note accrues interest at 5% per annum and is payable on October 5, 2003. HFD Investors sold the note to HALTA, LLC who agreed to make additional advances to the Company. Accordingly, HALTA advanced an additional $50,000 to the Company during 2001. As of December 31, 2001, the total amount owed HALTA is $4,212,940.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 7 - INCOME TAXES

               The primary components of the Company's deferred income tax liabilities and assets are as follows:

                                                           2001               2000                1999
                                                     ---------------     --------------      ------------

                    Deferred Tax Liabilities:
                      Depreciation                   $       150,000     $      140,000      $    250,000
                                                     ---------------     --------------      ------------
                    Total Deferred Tax Liabilities   $       150,000     $      140,000      $    250,000
                                                     ===============     ==============      ============

                    Deferred Tax Assets:
                      Accrued Expenses               $            -      $           -       $     67,000
                      Net Operating Loss                   3,338,000          2,184,000         1,677,000
                      Impairment Loss                        616,000                 -                 -
                                                     ---------------     --------------      ------------
                    Total Deferred Tax Assets        $     3,954,000     $    2,184,000      $ 1,1744,000
                                                     ===============     ==============      ============

                    Net Deferred Tax Assets          $     3,804,000     $    2,044,000      $  1,494,000
                    Valuation Allowance                   (3,804,000)        (2,044,000)       (1,494,000)
                                                     ---------------     --------------      ------------
                                                     $            -      $           -       $         -
                                                     ===============     ==============      ============

                  At December 31, 2001, the Company had approximately $8,600,000 of net operating loss carry forwards, which will expire between December 31, 2010 and 2020.

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

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 7 - INCOME TAXES (Continued)


                  The Company, as a requirement under the Internal Revenue Code (the "Code") to elect REIT status, must have no more than five shareholders, who own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding of the Company. The Company had expected to make an election to be treated as a REIT under the provisions of the Code beginning with the 1996 year. As a result, the Company would not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually 95% of its taxable income to its shareholders and complies with certain other requirements. The Company did not satisfy the REIT shareholder requirement as of December 31, 2001, and therefore, will not elect to qualify as a REIT for the 2000 tax year and is, thus, subject to the corporate tax provisions. The Company's decision not to elect REIT qualification will not adversely affect the shareholders of the Company in that the Company will have no taxable income for the 2001 tax year.

NOTE 8 -          RELATED PARTY TRANSACTIONS

                  The Company has recorded amounts due to related parties of $684,753 at December 31, 2001. The amount primarily relates to amounts owed to MPI for advisory services and a working capital advance owed to an affiliate of MPI.


NOTE 9 -          PROPOSED MERGER

                  In December 2000, the Company entered into a letter of intent with Carnegie International Corporation (Carnegie), whereas the Company will issue shares in exchange for shares of Carnegie. The merger, expected to occur in May, 2001, did not materialize. The Company has terminated discussions with Carnegie and is seeking repayment of amounts advanced during the merger discussions.

NOTE 10 -         GOING CONCERN

                  As reflected in the accompanying financial statements, the Company has suffered from recurring losses from operations as well as negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Furthermore, the loans securing the Company Hotels are in default. The Company is attempting to renegotiate the terms of the loans to enable it to continue in an ownership position of one or more of the properties, but there is no assurance that it will be successful in doing so.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 10 -         GOING CONCERN (Continued

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

                  The ability of the Company to continue to operate its existing properties depends primarily on management's ability to restructure current debt service obligations.

NOTE 11 -         SUBSEQUENT EVENTS

                  The Company property located in Sarasota, Florida was sold in a foreclosure sale in January, 2002. The Company recorded a valuation reserve of $1,581,146 in 2001 to reflect the anticipated transfer.


                                                    HOST FUNDING, INC. AND SUBSIDIARIES
                                                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2001

SCHEDULE III
                                                                                                                  Gross Amount
                                             Initial Costs                      Costs Subsequent                Carried at Close
                                             to Company                          to Acquisition                     of Period
                                 ---------------------------------------     ---------------------         -------------------------
                                                           Buildings and             Buildings and
Description                      Encumbrances     Land     Improvements      Land    Improvements           Land        Improvements
-----------                      ------------     ----     -------------      ----   -------------          ----        ------------

Super 8, Rock Falls, IL           $       (A)  $  131,627   $   491,711     $    -   $      5,521     $    131,627     $     497,232
Super 8, Somerset, KY                     (A)     170,000       449,541          -          5,017          170,000           454,558
Super 8, Miner, MO                        (A)     187,660       461,494          -         17,655          187,660           479,149
Super 8, Poplar Bluff, MO                 (A)     153,000       410,515          -         23,534          153,000           434,049
Vagabond Inn, San Diego, CA               (A)     702,500     1,826,500          -         86,230          702,500         1,912,730
Sleep Inn, Destin, FL                     (A)     993,429     2,382,915          -        499,278          993,429         2,882,193
Sleep Inn, Sarasota, FL                   (B)     834,990     2,170,975          -        288,784          834,990         2,459,759
Sleep Inn, Tallahassee, FL                (A)     710,679     1,847,767          -        231,054          710,679         2,078,821
Country Hearth Inn, Auburn, IN      1,627,790     229,896     2,287,655      10,327       208,820          240,223         2,496,475
                                 ------------ -----------  ------------     -------   -----------      -----------       -----------
                                 $15,317,414  $ 4,113,781  $ 12,329,073     $10,327   $ 1,365,893      $ 4,1241090      $ 13,694,966
                                 ============ ===========  ============     =======   ===========      ===========       ===========

                                                                            Land                                        $  4,124,109
                                                                            Furniture & equipment                          2,820,527
                                                                                                                       -------------
                                                                                                                        $ 20,639,602
                                                                                                                       =============



                                                  HOST FUNDING, INC. AND SUBSIDIARIES
                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                            DECEMBER 31, 2001

SCHEDULE III (Continued)
                                         Accumulated
                                        Depreciation &            Year of         Date
Description (cont.)                      Amortization           Construction     Acquired       Life
-------------------                      ------------          --------------   ----------      ----
Super 8, Rock Falls, IL                  $    120,224              1985         04/01/1995       35
Super 8, Somerset, KY                         116,834              1985         04/01/1995       35
Super 8, Miner, MO                            123,767              1985         04/01/1995       35
Super 8, Poplar Bluff, MO                     109,731              1985         04/01/1995       35
Vagabond Inn, San Diego, CA                   189,786              1987         04/22/1995       35
Sleep Inn, Destin, FL                         441,760              1992         09/13/1996       35
Sleep Inn, Sarasota, FL                       303,839              1993         09/13/1996       35
Sleep Inn, Tallahassee, FL                    322,414              1994         09/13/1996       35
Country Hearth Inn, Auburn, IN                282,470              1987         10/21/1997       35
                                        -------------
Buildings and Improvements                  2,010,825
Furniture and Equipment                     1,350,055
                                        -------------
                                          $ 3,360,880
                                        =============

(A) CrossHost hotel assets are cross collateralized and encumbered by the CrossHost Loan facility with an outstanding principal balance of $11,895,552 at December 31, 2001.

(B) Host Ventures hotel assets are cross collateralized and encumbered by the Host Ventures Loan facility with an outstanding principal balance of $1,794,072 at December 31, 2001.