Form 10-Q
period 2002-03-31
HOST FUNDING INC
filed 2002-05-22
CIK 945980

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                         Commission file number 1-14280

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

As of March 31, 2002, the Company had 2,443,762 shares of Class A Common Stock outstanding.

                                TABLE OF CONTENTS


Item Number                                                            Page

                                     PART I

   1.     Financial Statements                                          2

   2.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          12


                    PART II

   1.     Legal Proceedings                                            15

   2.     Changes in Securities                                        15

   3.     Defaults On Senior Securities                                16

   4.     Submission of Matters to a Vote of Security Holders          16

   5.     Other Information                                            16

   6.     Exhibits and Reports on Form 8-K                             16

                       HOST FUNDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  March 31,        December 31,
                                                    2002              2001
                                              ----------------  ----------------
ASSETS
Land Property and Equipment -
 Held for Investment:
    Building and improvements                    $  6,826,002      $  9,322,477
    Furnishings and equipment                       1,460,726         1,946,226
    Less accumulated depreciation                  (2,130,811)       (2,573,276)
                                              ----------------  ----------------
                                                    6,155,917         8,695,427

    Land                                            2,346,395         2,586,618
                                              ----------------  ----------------
    Total land, property and equipment
     - held for investment                          8,502,312        11,282,045
                                              ----------------  ----------------
Land Property and Equipment - Held for Sale:
    Building and improvements                       4,409,205         4,372,489
    Furnishings and equipment                         865,198           874,301
    Less accumulated depreciation                    (817,947)         (787,604)
    Less impairment reserve                        (1,027,504)       (1,538,199)
    Land                                              942,723         1,537,490
                                              ----------------  ----------------
    Total land, property and equipment
     - held for sale                                4,371,675         4,458,477
                                              ----------------  ----------------
Investment in Hotel Properties                      3,266,146         3,266,146
                                              ----------------  ----------------
    Total land, property and equipment             16,140,133        19,006,668

Cash and Cash Equivalents                               4,927             9,456

Restricted Cash                                       459,318           289,738

Rent Receivable                                       129,917           229,917

Due from Related Parties                                    0               525

Loan Commitment Fees, net of accumulated
amortization of $422,557 and $503,570                 511,628           622,196

Franchise Fees, net of accumulated
amortization of $21,088 and $25,963                    28,912            39,037

Prepaid Expenses and Other Current Assets             234,436           200,877
                                              ----------------  ----------------
TOTAL ASSETS                                     $ 17,509,271      $ 20,398,414
                                              ================  ================



         The accompanying notes are an integral part of the consolidated financial statements.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (Unaudited)


                                                  March 31,        December 31,
                                                    2002              2001
                                              ----------------  ----------------


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES

Long-term Debt                                  $  15,851,972     $  17,646,043

Short-term Debt                                     2,424,618         2,424,618

Accounts Payable and Other Accrued Expenses           192,525           193,849

Due to Related Parties                                772,254           684,753

Accrued Interest                                      862,327           662,528

Accrued Property Taxes                                190,296           141,575
                                              ----------------  ----------------
  Total Liabilities                                20,293,992        21,753,366
                                              ----------------  ----------------
Minority Interest in Partnerships                      43,065            43,065
                                              ----------------  ----------------
    Series A Preferred stock; $0.01 par
       value; $4.00 liquidation preference;
       2,000,000 shares authorized; 1,000
       and 1,000 shares issued and
       outstanding                                      3,000             3,000

Commitments and Contingencies (Note 9)

SHAREHOLDERS' EQUITY:
    Class A Common stock, $.01 par value;
       50,000,000 shares authorized;
       2,443,762 and 2,443,762 shares
       issued and outstanding                          24,438            24,438

    Additional Paid-in Capital                     10,590,223        10,590,223

    Accumulated Deficit                           (13,425,017)      (11,981,123)

    Less: Unearned directors' compensation
       net of accumulated amortization of
       $134,125 and $120,000                          (11,875)          (26,000)
                                              ----------------  ----------------
                                                   (2,822,231)       (1,392,462)
    Less: Common stock in treasury at cost,
    3,800 and 3,800 shares                             (8,555)           (8,555)
                                              ----------------  ----------------
    Total Shareholders' Equity                     (2,830,786)       (1,401,017)
                                              ----------------  ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  17,509,271     $  20,398,414
                                              ================  ================



         The accompanying notes are an integral part of the consolidated financial statements.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                    2002              2001
                                              ----------------  ----------------


INCOME FROM PROPERTY OPERATIONS
    Room revenue                                 $    825,127      $    246,397
    Operating expenses                                655,547           153,241
                                              ----------------  ----------------
        Total income from property
          operations                                  169,580            93,156
                                              ----------------  ----------------
CORPORATE REVENUE
    Lease revenue - lessees                            77,913           386,758
    Interest and other income                             219            46,831
                                              ----------------  ----------------
        Total corporate revenue                        78,132           433,589
                                              ----------------  ----------------
Total Revenue                                         247,712           526,745
                                              ----------------  ----------------
EXPENSES
    Interest expense                                  362,055           382,456
    Depreciation and amortization                     100,460           129,316
    Administrative expenses - other                   132,631           163,427
    Director fees                                         219             1,050
    Property taxes                                     54,614            53,454
    Minority interest in partnerships                       -            (4,628)
    Amortization of unearned directors'
     compensation                                      14,125             5,149
                                              ----------------  ----------------
        Total expenses                                664,104           730,224
                                              ----------------  ----------------
Loss From Operations                                 (416,392)         (203,479)
                                              ----------------  ----------------
OTHER EXPENSE
    Valuation Reserve                              (1,027,504)       (2,826,091)
    Franchise Termination Reserve                           -          (428,510)
                                              ----------------  ----------------
        Total Other Expense                        (1,027,504)       (3,254,601)
                                              ----------------  ----------------
NET LOSS                                          $(1,443,896)      $(3,458,080)
                                              ================  ================
NET LOSS PER COMMON SHARE-
  Basic and Diluted                               $     (0.59)       $    (1.30)
                                              ================  ================
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                           2,443,762         2,650,100
                                              ================  ================



         The accompanying notes are an integral part of the consolidated financial statements.

                            HOST FUNDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOW
                                        (Unaudited)

                                                                       Three Months Ended
                                                                Mar 31,                 Mar 31,
                                                                 2002                    2001
                                                           ------------------      ------------------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                               $        (1,443,896)    $        (3,458,080)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                      100,460                 129,316
  Amortization of loan fees                                            8,721                   8,989
  Amortization of unearned directors' compensation                    14,125                   5,149
  Minority interest in partnerships                                        -                  (4,628)
  Impairment loss on assets held for sale                          1,027,504               2,826,091
Changes in certain operating assets and liabilities:
  Rent receivable                                                    100,000                 (76,947)
  Prepaid and other assets                                           (33,560)                132,786
  Option deposits                                                          -                 (20,000)
  Accounts payable and accrued expenses                               (1,324)                532,249
  Accrued interest                                                   250,420                  42,040
  Accrued property taxes                                              54,575                  12,791
  Due to/from related parties                                         88,026                  20,611
                                                           ------------------      ------------------
    Net cash provided by (used in) operating activities              165,051                 150,367
                                                           ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted cash                                                   (169,580)                (58,957)
                                                           ------------------      ------------------
    Net cash (used in) investing activities                         (169,580)                (58,957)
                                                           ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of short term debt                                            -                 150,000
  Short term advances made                                                 -                (150,000)
  Payments of short-term debt                                              -                 (25,310)
  Payments on long-term debt                                               -                 (86,804)

                                                           ------------------      ------------------
    Net cash (used in) financing activities                                -                (112,114)
                                                           ------------------      ------------------

Net Change in Cash and Cash Equivalents                               (4,529)                (20,704)

Cash and Cash Equivalents - Beginning                                  9,456                  36,744
                                                           ------------------      ------------------

Cash and Cash Equivalents - Ending                       $             4,927     $            16,040
                                                           ==================      ==================

              The accompanying notes are an integral part of the consolidated financial statements.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
                                   (Unaudited)

                                                                       Three Months Ended
                                                                Mar 31,                 Mar 31,
                                                                 2002                    2001
                                                           ------------------      ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the period for interest                  $          101,202      $          331,425
                                                           ==================      ==================

Non-cash investing activities:
  Foreclosure sale of property
    Mortgage payable                                      $        1,794,071      $                -
    Accrued interest                                                  50,621                       -
    Accrued property taxes                                             5,854                       -
    Loan Fees (net)                                                 (101,847)                      -
    Franchise Fees (net)                                              (9,375)                      -
    Land, property & equipment                                    (1,739,324)                      -
                                                           ------------------      ------------------
    Net non-cash investing activity                       $                -      $                -
                                                           ==================      ==================


              The accompanying notes are an integral part of the consolidated financial statements.

Host Funding, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

         1.       ORGANIZATION AND BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Host Funding, Inc., a Maryland corporation (the "Registrant" or the "Company"), include the accounts of the Company and its consolidated subsidiaries, Host Ventures, Inc. ("Host Ventures"), Crosshost, Inc ("Crosshost"), and Host Enterprises, Inc. ("Enterprises"), and the Company's interest in the Country Hearth Inn located in Auburn, Indiana. The Company is in the business of acquiring motel properties and leasing such properties to professional hotel and motel management companies who operate and manage the Company's hotels. As of March 31, 2002, the Company owned interests in 12 hotels located in 6 states and Mexico (the "Company Properties").

                  These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management of the Registrant, all adjustments necessary for a fair presentation have been included. The consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and should be read in accordance therewith. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

         2.       USE OF ESTIMATES

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

         3.       NET INCOME(LOSS) PER SHARE

                  Net income or loss per share for the three months ended March 31, 2002 and 2001 is computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is antidilutive.

Host Funding, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

         4.       DEFAULT OF CROSSHOST LOAN

                  The lender on the deeds of trust covering the Crosshost properties has served the Company with a notice of default and has given notice of acceleration of the principal amount due on the note. The Company has entered into discussions with representatives of the lender in an attempt to restructure the loan.


         5.       DEFAULT OF AUBURN LOAN

                  The lender on the deed of trust covering the Auburn, IN property has served the Company with a notice of default. The Company has entered into discussions with representatives of the lender in an attempt to restructure the loan.


         6.       REDEMPTION OF CONVERTIBLE PREFERRED STOCK

                  In September, 2001, the Board of Directors of the Company authorized the redemption of the Series A Preferred stock in exchange for a secured promissory note of the Company whereby the Company pledged its shares of CrossHost, Inc., and the interests in the Mexican Hotel Properties as collateral. In a related transaction, the holders of the Series A Preferred stock formed HFD Investors, LLC, a limited liability company, ("HFDI") to which they transferred their stock and other claims against the Company. The Company issued its note to HFDI, which, in turn, sold the note to HALTA, LLC, an unrelated party. As of March 31, 2002, 1,000 shares of the Series A Preferred stock, held by MPI, remain outstanding.

         7.       MISSION BAY PROPERTY SALE

                  In February 1999, The Company granted an option to purchase the Mission Bay, CA property to RPD, LLC. This option was subsequently exercised in March 1999. The sale of the property to RPD did not close due to a dispute with the lender regarding the governing deed of trust and the applicable defeasance and release requirements. This dispute was settled in December 2000. During the third quarter of 2001, the Company, the buyer and the lender held discussions to complete the sale of the property, but the cost of the defeasance and the debt coverage requirements in the Deed of Trust encumbering the property made a release of the property impossible. The Company continues to negotiate with both RPD and the lender in an effort to conclude the transaction.

Host Funding, Inc.
Notes to Consolidated Financial Statements
March 31, 2002


         8.       ACQUISITION OF MEXICAN HOTEL PROPERTIES

                  On June 30, 2000, the Company acquired interests in four Mexican Hotel Properties from Bufete Grupo Internacional S.E. de C.V. ("Bufete") in exchange for 1,000,000 shares of the Company's Class A Common Stock. Bufete has guaranteed that the interests exchanged for the stock had a value of $3,000,000 and has further guaranteed that distributions from the Interests to the Company will be at least $450,000 per year. As of March 31, 2002, no payments have been received, and after conducting an independent investigation, the Company has doubts that the securities in question were actually transferred to the Company. The Company has initiated litigation against HIA and Bufete with regard to this transaction.

         9.       COMMITMENTS & CONTINGENCIES

                  REIT Status

                  The Company, as a requirement under the Internal Revenue Code (the "Code") to elect REIT status, must have no more than five
                  (5) shareholders, who own no more than 50% of the common stock, common stock equivalents, or other forms of equity outstanding of the Company. The Company has not satisfied this requirement and therefore, has not elected to qualify as a REIT and currently is subject to the corporate tax provisions. However, the Company has a net deferred tax asset under SFAS 109, Accounting for Income Taxes, that has been fully reserved. The Company's decision not to elect REIT qualification should not adversely affect the stockholders of the Company in that the Company had no taxable income for the 2001 year and expects no material federal income tax liability for the year ended 2002.

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

Host Funding, Inc.
Notes to Consolidated Financial Statements
March 31, 2002


                  Notes Payable Related To Property Acquisitions

                  In May 1999, the Company entered into negotiations to purchase certain properties, located primarily in the southeastern portion of the United States (the Southeast Properties). In connection therewith, the Company executed an application with a lender to obtain financing for the Southeast Properties. On behalf of the Company, an unaffiliated party funded $140,000 to the lender in prepayment of certain due diligence costs related to such financing. In September, 1999 an additional $50,000 was advanced by the same unaffiliated party in partial payment of certain legal fees. The Company reported that it had issued 69,781 shares of the Company's Class A common stock in satisfaction of approximately $140,000 of principal and interest, leaving approximately $50,000 unpaid, accruing interest on the unpaid balance at the rate of 12% per annum. A civil action was filed by the lenders, however, seeking repayment of the $190,000 advanced plus interest fully in cash. The lenders prevailed in the action, and judgment was entered in their favor for the full amount advanced together with interest and attorneys fees in the total amount of $281,819. On July 1, 2001, an agreement was reached. The terms of the agreement provide for monthly payments of $15,000, a reduction of the interest rate to 8% and a reduction of legal fees to $25,000. The Company made payments totaling $95,000 during 2001 but has been unable to make any further payments. As of March 31, 2002, the Company owes a total of $163,878 in principal and accrued interest on the notes.

                  Other Notes Payable

                  In December 2000, the Company entered into a letter of intent with Carnegie International Corporation (Carnegie), whereby the Company would issue shares in exchange for shares of Carnegie. In January 2001, the MPI Funds granted a loan to the Company to fund an advance to Carnegie in the amount of $112,500, which accrues interest at 10% and was due in April 2001. The amounts were not repaid and repayment options are being discussed. This amount is included in Due to Related Parties in the March 31, 2002, consolidated balance sheet.

                  In January, 2001 Sutter Capital Management, LLC ("Sutter") an affiliate of former company director Robert Dixon granted a loan to the Company to partially fund the Carnegie advance as described above in the amount of $37,500, which accrues interest at 10% and was due in April 2001. The amounts were not repaid and repayment options are being discussed. This amount is included in Due to Related Parties in the March 31, 2002, consolidated balance sheet.

Host Funding, Inc.
Notes to Consolidated Financial Statements
March 31, 2002

                  The Board of Directors authorized the conversion of 206,338 shares of the Company's Class "A" Common stock held by affiliates of MPI and Sutter as well as notes held by the same affiliates into 194,128 shares of the Series"A" Preferred. All but 1,000 shares of the outstanding Series "A" Preferred were then converted to a note in the amount of $4,113,322 in favor of HFD Investors, LLC (representing the owners of all the Series "A" Preferred). The note was subsequently sold to HALTA, LLC. As of March 31, 2002, the Company owes a total of $4,264,981 in principal and accrued interest on the note.


                  Related Party Advances

                  As of March 31, 2002, the Company has recorded advances due to related parties of approximately $772,000. Of this amount, approximately $622,000 is owed to MPI for unpaid advisory fees, $112,500 is owed to MPI Funds for the loan made to Carnegie in January, 2001 and $37,500 is owed to Sutter Capital also for the Carnegie loan.

                  Choice Hotel Franchise Termination Fee

                  The Company received a demand from Choice Hotels based on the termination of the Sleep Inn franchise on the Ocean Springs, MS property. The franchise agreement was guaranteed by Host Funding and Crosshost. As a result of this demand, the Company recorded a franchise termination reserve in the amount of $153,602 and will be paid in 174 monthly installments.


          10.     SUBSEQUENT EVENTS

                  None

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

                  Recent Developments

                  As previously discussed in the Form 10-K for the year ended December 31, 2001, the Company and Buckhead America Corp
                  (BAC), the lessee on the majority of the Company properties, reached an agreement terminating all of the leases as well as the management agreement covering the Tallahassee property effective December, 2001. The Company entered into property management agreements with Cornerstone Hospitality covering the management of all the U.S. Company properties with the exception of the Mission Bay property.

                  As previously discussed in the Form 10-K for the year ended December 31, 2001, the Company has received a notice of default and demand for payment from Wachovia Securities, the loan servicer for the Crosshost properties for failure to make required debt service payments. The Company is in discussions with Lennar Partners, the special servicer for the lender, with respect to resolution of the defaults.

                  The Company has received a notice of default with respect to the loan securing the Auburn, IN property as a result of failure to make required debt service payments. The Company is in discussions with Criimi Mae, the special servicer for the lender, with respect to resolution of the defaults.

                  Robert Dixon resigned from the Board of Directors effective January 5, 2002.

                  Due to the lack of resources, the Company was unable to engage an independent auditor to complete the audit of the 2001 financial statements and Form 10-K. Subsequently, the report(s) were filed without an auditor's opinion. Similarly, the Form 10-Q for the period ended March 31, 2002 is being filed without an auditor's review.

                  Changes in Financial Condition

                  Three months ended March 31, 2002:

                  In 2001, the Company was unsuccessful in renegotiating the terms of the debt on three properties ("the Host Ventures properties"). Two of the properties were sold in foreclosure proceedings during 2001 while the final property was sold in February, 2002. In the first quarter, 2001, the Company recorded a write-down of the assets in the amount of $2,826,091 reflecting the excess of book value over expected debt relief. The Company's statement of operations does not include activity for these properties.

                  The Company property located in Auburn, Indiana was unable to generate sufficient cash flow to make the required debt service payments. The property was reclassified as Held for Sale during the first quarter, 2002 and the Company recorded a write-down of the asset in the amount of $1,027,504 reflecting the excess of book value over expected debt relief. The Company is in discussions with the lender with regard to the default while marketing the property for sale.

                  As of March 31, 2002 cash, cash equivalents and restricted cash were approximately $464,000. As of December 31, 2001 cash, cash equivalents and restricted cash were approximately $299,000. Of these amounts, restricted cash was approximately $459,000 as of March 31, 2002 and $290,000 as of December 31,
                  2001.


                  Results of Operations

                  Three months ended March 31, 2002 and 2001:

                  Occupancy and average room rates of approximately 45% and $48.31 for the Company Properties for the three months ended March 31, 2002 resulted in total sales of approximately $1,171,000 and generated total lease and net operating revenues of approximately $248,000. Occupancy and average room rates of 53% and $43.49 for comparable Company Properties for the three months ended March 31, 2001 resulted in total sales of approximately $1,234,000, which generated total lease revenues of approximately $480,000.

                  Administrative expenses - other were approximately $133,000 and $163,000 for the three month periods ended March 31, 2002 and 2001, respectively, and consisted primarily of the following approximate amounts: advisory fees of $87,000 and $87,000; insurance of $0 and $19,000; legal fees of $46,000 and $51,000 and other costs of $0 and $6,000.


                  Liquidity and Capital Resources

                  The Company's principal source of cash to meet its cash requirements, including repayments of indebtedness, is the cash flow from the Company Hotels. The Company has no committed additional sources of external liquidity available. Without any additional capital or a restructuring of the Crosshost loan, the Company will be unable to meet its ongoing obligations. It is therefore highly unlikely that the Company will be able to continue as a going concern.


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

                  Item 3. Quantitative and Qualitative Disclosures about Market Risk

                  Information and disclosures regarding market risks applicable to the Company are incorporated herein by reference to the discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", "Liquidity and Capital Resources", or as contained elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

                  PART II-OTHER INFORMATION

                  Item 1.  Legal Proceedings.

                  Keystone Advisors, Inc, and Crossroads Investments, LLC, v. Host Funding, Inc, Superior Court of the State of California, for the County of Santa Barbara, Anacapa Division, Case No. 1035199.

                  This is a collection action against the Company for repayment of advances made to the company by the two named plaintiffs. The company had previously issued Class A common stock in partial satisfaction of the debt, which the plaintiffs rejected. Judgment was entered against the company in the amount of $281,819. Plaintiff has taken aggressive collection action, including issuance of writs of execution. A settlement agreement has been reached which calls for monthly payments in the amount of $15,000, a reduction of the interest rate from 12% to 8%, and a reduction of legal fees awarded from $56,614 to $25,000. The settlement agreement is contingent on the Company making the monthly payments as scheduled. The Company has failed to meet the payment schedule and is thus in breach of the settlement agreement.

                  Crosshost, Inc. v. Carnegie International and E. David Gable

                  In December 2000, the Company entered into a letter of intent with Carnegie International Corporation (Carnegie), whereby the Company would issue shares in exchange for shares of Carnegie. The merger did not occur as anticipated.

                  In connection with the proposed transaction, Crosshost advanced funds to Carnegie in the amount of $150,000. Carnegie executed a promissory note in the amount of $175,000, which includes an amendment fee for an amendment to the merger letter of intent. A Guarantee Agreement and a Stock Pledge agreement secure the promissory note from Carnegie. The Company and Carnegie had terminated the merger discussions, and Carnegie was in default on the note. A settlement agreement has been reached whereby Carnegie and Gable will confess judgement, and allow for judgement to be entered at a later date.

                  Item 2.  Changes in Securities.

                  None

                  Item 3.  Defaults upon Senior Securities.

                  The Company is in default under the Deeds of Trust covering the seven Crosshost properties as a result of the failure to make certain required payments. The Company has been in contact with representatives of the lender to discuss restructuring of the loan.

                  The Company is in default under the Deeds of Trust covering the Auburn, IN property as a result of the failure to make certain required payments. The Company has been in contact with representatives of the lender to discuss restructuring of the loan.

                  Item 4.   Submission of Matters to a Vote of Security Holders.

                  None

                  Item 5.  Other Information.

                  Robert Dixon advised the Company that he had resigned as a director of the Company.

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



Dated: May 22, 2002                HOST FUNDING, INC.


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