Form 10-K/A
period 2002-03-31
HOST FUNDING INC
filed 2002-06-18
CIK 945980

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                Amendment no. 1

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

                                Year Ended           Year Ended          Year Ended          Year Ended          Year Ended
                            December 31, 2001   December 31, 2000    December 31, 1999   December 31, 1998   December 31, 1997
                               (Unaudited)

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

Date:    April 18, 2002

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

   Signature                       Title                      Date


/s/ Guy E. Hatfield               Director                   April 18, 2002
--------------------

Guy E. Hatfield

/s/ Glen Fuller                    Director                   April 18, 2002
---------------

Glen Fuller

/s/ Brian K. Rodgers               Director                   April 18, 2002
--------------------

Brian K. Rodgers

/s/ C. E. Patterson                President and Chief        April 18, 2002
-------------------                Executive Officer
C. E. Patterson

/s/ Paul Koslosky                  Chief Financial and        April 18, 2002
-----------------                  Accounting Officer
Paul Koslosky


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

                       HOST FUNDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                          December 31,
                                             -----------------------------------
ASSETS                                            2001                  2000
                                               (Unaudited)          (Unaudited)
                                             ----------------     --------------

Land, Property and Equipment -
   Held for Investment:
         Buildings and improvements                $9,322,477       $17,664,925
         Furnishings and equipment                  1,946,226         3,319,371
         Less accumulated depreciation             (2,573,276)       (3,767,068)
                                                -------------     -------------
                                                    8,695,427        17,217,228
         Land                                       2,586,618         5,667,570
                                                -------------     -------------
         Total land, property and equipment
         - held for investment                     11,282,045        22,884,798
                                                -------------     -------------

Land, Property and Equipment - Held for Sale:
         Building and improvements                  4,372,489         1,912,730
         Furnishings and equipment                    874,301           379,698
         Less accumulated depreciation               (787,604)         (275,774)
         Less impairment reserve                   (1,538,199)                -
         Land                                       1,537,490           702,500
                                                -------------   ---------------
         Land, property and equipment
         - held for sale                            4,458,477         2,719,154
                                                -------------    --------------

Investment in Hotel Properties                      3,266,146         3,266,146
                                                -------------    --------------

         Total land, property and equipment        19,006,668        28,870,098

Cash and Cash Equivalents                               9,456            36,744

Restricted Cash                                       289,738           622,593

Rent Receivable                                       229,917           309,661

Due from Related Parties                                  525            20,611

Long-Term Advances to Lessees                               -           110,090

Restricted Investments                                      -           288,000

Loan Commitment Fees, net of accumulated
 amortization of $503,570 and $809,269                622,196           967,547

Franchise Fees - net of accumulated
 amortization of $25,963 and $37,088                   39,037            63,912

Prepaid Expenses and Other Current Assets             200,877           333,041
                                                -------------    --------------

TOTAL ASSETS                                      $20,398,414       $31,622,297
                                                  ===========       ===========

                                                           (Unaudited)

                  The accompanying notes are an integral part of these consolidated financial statements.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                                                          December 31,
                                             -----------------------------------
                                                  2001                   2000
                                              (Unaudited)           (Unaudited)
                                             ----------------     --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Long-term Debt                                  $17,646,043         $22,460,998

Short-term Debt                                   2,424,618           1,194,597

Long-term Lease Deposit                                   -             468,000

Advances by Lessee                                        -             191,571

Option Deposits                                           -              20,000

Accounts Payable and Other Accrued Expenses         193,849             212,027

Due to Related Parties                              684,753             269,245

Accrued Interest                                    662,528             425,592

Accrued Property Taxes                              141,575             178,772
                                              -------------       --------------
         Total liabilities                       21,753,366          25,420,802
                                              ---------------     --------------

Minority Interest in Partnerships                    43,065              75,975
                                              ---------------     --------------

   Series A Preferred stock; $0.01 par value;
   $4.00 liquidation preference; 2,000,000 shares
   authorized; 1,000 and 877,112 shares issued
   and outstanding                                    3,000           2,254,222

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

                                                         (Unaudited)

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                    HOST FUNDING, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                                                For The Year Ended
                                                                                    December 31,
                                                                   -----------------------------------------------
                                                                        2001             2000              1999
                                                                    (Unaudited)      (Unaudited)       (Unaudited)
                                                                   -------------    -------------     ------------

INCOME FROM PROPERTY OPERATIONS
         Room revenue                                                $   949,661      $   858,571      $   424,637
         Operating expenses                                              715,111          520,192          243,628
                                                                   -------------    -------------     ------------
                  Total income from property operations                  234,550          338,379          181,009
                                                                   -------------    -------------     ------------
CORPORATE REVENUE
         Lease revenue - lessees                                       1,764,856        2,909,193        3,368,330
         Interest and other income                                        54,584          206,311           86,366
                                                                   -------------    -------------     ------------
                  Total corporate revenue                              1,819,440        3,115,504        3,454,696
                                                                   -------------    -------------     ------------
Total Revenue                                                          2,053,990        3,453,883        3,635,705
                                                                   -------------    -------------     ------------
EXPENSES
         Interest expense                                              1,508,534        2,415,957        2,660,667
         Depreciation and amortization                                   525,431          968,880          994,849
         Administrative expenses - other                                 414,852          768,221          862,407
         Director fees                                                     4,200            4,200           88,700
         Property taxes                                                  223,157          393,950          354,543
         Minority interest in partnerships                               (32,910)         (11,978)        (150,829)
         Other expenses                                                        -                -           56,456
         Amortization of unearned directors' compensation                 20,597           27,000          119,195
                                                                   -------------    -------------     ------------
         Total expenses                                                2,663,861        4,566,230        4,985,988
                                                                   -------------    -------------     ------------

Loss From Operations                                                    (609,871)      (1,112,347)      (1,350,283)
                                                                   -------------    -------------     ------------

OTHER INCOME (EXPENSE)
         Valuation Reserve                                            (1,581,146)               -                -
         Loss from Sale of Property                                     (997,331)               -         (607,299)
         Gain/(Loss) from Transfer of Lease                             (488,863)               -          278,862
         Franchise Termination Reserve                                  (153,602)               -                -
         Preferred Stock Premium                                        (902,099)               -                -
         Relinquished Project Costs                                            -         (226,734)        (294,005)
                                                                   -------------    -------------     ------------
         Total Other Income (Expense)                                 (4,123,041)        (226,734)        (622,442)
                                                                   -------------    -------------     ------------

Net Loss Before Extraordinary Item                                    (4,732,912)      (1,339,081)      (1,972,725)
                                                                   -------------    -------------     ------------

Extraordinary Gain on Restructure of Notes                                     -          101,916                -
                                                                   -------------    -------------     ------------

NET LOSS                                                             $(4,732,912)     $(1,237,165)    $ (1,972,725)
                                                                   =============    =============     ============

NET LOSS PER COMMON SHARE - Basic and Diluted

Net loss per share before extraordinary item                     $       (1.82)    $       (0.62)    $     (1.22)
   Extraordinary gain per share                                              -              0.05               -
                                                                   -------------    -------------     ------------
Net loss per share including extraordinary item                  $       (1.82)    $       (0.57)    $     (1.22)
                                                                   =============    =============     ============


                                                                                     (Unaudited)



               The accompanying notes are an integral part of these consolidated financial statements.



                                              HOST FUNDING, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                                                         (Unaudited)


                                         Class A Common Stock         Additional  Earnings      Unearned                    Total
                              ---------------------------------------  Paid-in    (Accumulated  Directors'   Treasury  Shareholders'
                                Shares      Par Value     Warrants     Capital    Deficit)     Compensation   Stock        Equity
                              (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited) (Unaudited)  (Unaudited)  (Unaudited)
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


                                                                     (Unaudited)



The accompanying notes are an integral part of the consolidated financial statements.



                                           HOST FUNDING, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                  FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                                                         (Unaudited)


                                         Class A Common Stock         Additional  Earnings      Unearned                    Total
                              ---------------------------------------  Paid-in    (Accumulated  Directors'   Treasury  Shareholders'
                                Shares      Par Value     Warrants     Capital    Deficit)     Compensation   Stock        Equity
                              (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited) (Unaudited)  (Unaudited)  (Unaudited)
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


                                                                     (Unaudited)







The accompanying notes are an integral part of the consolidated financial statements.



                                                  HOST FUNDING, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)


                                                                              For The Year Ended December 31,
                                                                   -----------------------------------------------
                                                                        2001             2000              1999
                                                                    (Unaudited)      (Unaudited)       (Unaudited)
                                                                   -------------    -------------     ------------

CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                                       $ (4,732,912)     $(1,237,165)     $(1,972,725)
     Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
     Depreciation and amortization                                       525,431          968,880          994,849
     Amortization of loan fees                                            35,956           53,931           55,207
     Amortization of unearned directors' compensation                     20,597           27,000          119,195
     Stock issued as compensation                                              -                -            2,250
     Gain from transfer of lease                                               -                -        ( 278,862)
     Minority interest in partnerships                                  ( 32,910)        ( 11,978)       ( 150,829)
     Loss from lease termination                                        ( 53,956)               -                -
     Loss from conversion of preferred stock                             902,099                -                -
     Loss on assets sold/held for sale                                 2,585,581                -                -
     Loss from sale of property                                                -           12,115          607,299
     Common stock issued to directors
      for director fees                                                        -                -           82,500
     Common stock issued in payment of interest                                -                -           19,335
Changes in certain operating assets and liabilities:
     Rent receivable                                                      79,744        ( 259,838)         186,931
     Due from related parties                                                            ( 16,388)          32,389
     Prepaid expenses and other current assets                           282,164           44,118        ( 230,573)
     Option deposits                                                    ( 20,000)               -                -
     Accounts payable and accrued expenses                              ( 18,179)       ( 955,417)         121,318
     Due to related parties                                              360,594          269,245                -
     Accrued interest                                                    242,687          113,621           80,394
     Accrued property taxes                                             ( 37,197)          71,661         ( 25,354)
                                                                   -------------    -------------     ------------
     Net cash provided by (used in) operating activities                 139,699        ( 920,215)       ( 356,676)
                                                                   -------------    -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of land, property and equipment                          ( 143,839)       ( 156,184)       ( 211,675)
     Increase/(decrease) in restricted cash                              332,855        ( 351,252)         215,232
     Proceeds from sale of property                                            -                -        2,400,000
     Costs of property sale                                                    -                -        ( 165,690)
     Proceeds related to transfer of lease                                     -                -          500,000
     Payments related to transfer of lease                                     -                -        ( 221,138)
                                                                   -------------    -------------     ------------
         Net cash provided by (used in)
          investing activities                                           189,016        ( 507,436)       2,516,729
                                                                   -------------    -------------     ------------


                                                                                     (Unaudited)



               The accompanying notes are an integral part of these consolidated financial statements.



                                                HOST FUNDING, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                         (Unaudited)


                                                                              For The Year Ended December 31,
                                                                   -----------------------------------------------
                                                                        2001             2000              1999
                                                                    (Unaudited)      (Unaudited)       (Unaudited)
                                                                   -------------    -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                      -                -           20,000
     Sale of preferred stock                                             325,000          754,222        1,500,000
     Short -term advances                                               (150,000)               -                -
     Borrowings on short-term debt                                       193,000          214,126          207,000
     Payment of short-term debt                                         (505,395)        (121,882)       ( 664,314)
     Purchase of treasury stock                                                -          ( 8,555)          (  416)
     Payments on long-term debt                                         (218,608)        (574,202)      (2,179,536)
     Payment of long-term lease deposit                                        -         (120,000)               -
     Receipt of advances by lessee                                             -          191,571                -
     Receipt of option deposits                                                -                -           20,000
                                                                   -------------    -------------     ------------
         Net cash provided by (used in)
          financing activities                                          (356,003)         335,280       (1,097,266)
                                                                   -------------    -------------     ------------
Net Change in Cash and Cash Equivalents                                 ( 27,288)      (1,092,371)       1,062,787

Cash and Cash Equivalents - Beginning                                     36,744        1,129,115           66,328
                                                                   -------------    -------------     ------------
Cash and Cash Equivalents - Ending                                 $       9,456     $     36,744      $ 1,129,115
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
                                                                   =============    =============     ============



                                                                                      (Unaudited)




                                                HOST FUNDING, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                         (Unaudited)


                                                                              For The Year Ended December 31,
                                                                   -----------------------------------------------
                                                                        2001             2000              1999
                                                                    (Unaudited)      (Unaudited)       (Unaudited)
                                                                   -------------    -------------     ------------

     Non-Cash Financing Activities:
     ------------------------------
     Common stock converted to preferred
         Class A preferred stock                                   $    560,000     $          -      $         -
         Class A common stock                                           (  2,063)              -                -
         Additional paid in capital                                     (557,937)              -                -
                                                                   -------------    -------------     ------------
         Net non-cash financing activity                           $          -     $          -      $         -
                                                                   =============    =============     ============

Notes payable converted to preferred
         Class A preferred stock                                   $      81,729    $          -      $         -
         Due to related party                                          (  75,000)              -                -
         Accrued interest payable                                      (   6,729)              -                -
                                                                   -------------    -------------     ------------
         Net non-cash financing activity                           $          -     $          -      $         -
                                                                   =============    =============     ============

Class A preferred converted to note
         Class A preferred stock                                   $  (3,217,952)   $          -      $         -
         Preferred stock premium                                       ( 902,099)              -                -
         Gain on lease transfer                                            6,729               -                -
         Note payable-HFDI                                             4,113,322               -                -
                                                                   -------------    -------------     ------------
         Net non-cash financing activity                           $          -     $          -      $         -
                                                                   =============    =============     ============

Acquisition costs funded by note payable
         Other assets                                              $          -     $          -      $   190,000
         Short term debt                                                      -                -         (190,000)
                                                                   -------------    -------------     ------------
         Net non-cash financing activity                           $          -     $          -      $         -
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
                                                                   =============    =============     ============


                                                                                      (Unaudited)



          The accompanying notes are an integral part of these consolidated financial statements.

                       HOST FUNDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

                                  (Unaudited)


NOTE 1 -          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The foregoing financial statements and these footnotes have not been audited by an independent accountant and are therefore not accompanied by an accountant's report. The Company will amend this report to include audited financial statements as soon as possible. However, as of the date of the report in which these financial statements are included, the Company has insufficient funds to pay for audit services. Accordingly, no audit is scheduled and the Company cannot predict when, or if, any audit services will be performed or when any audited financial statements for the recently completed fiscal year, or any future year, may be available or published.

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

                                  (Unaudited)


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

                                  (Unaudited)


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

                                  (Unaudited)



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

                                  (Unaudited)


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

                                  (Unaudited)


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

                                  (Unaudited)



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

                                  (Unaudited)


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

                                  (Unaudited)


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

                                  (Unaudited)


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

                                  (Unaudited)



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

                                  (Unaudited)


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

                                  (Unaudited)


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

                                  (Unaudited)


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

                                  (Unaudited)


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

                                  (Unaudited)


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

                                  (Unaudited)


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

                                  (Unaudited)


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

                                  (Unaudited)


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

                                  (Unaudited)


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

                                  (Unaudited)


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

                                  (Unaudited)


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

                                  (Unaudited)


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

                                  (Unaudited)


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


                                                    HOST FUNDING, INC. AND SUBSIDIARIES
                                                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2001

                                                                  (Unaudited)


SCHEDULE III

                                                                                                                  Gross Amount
                                             Initial Costs                      Costs Subsequent                Carried at Close
                                             to Company                          to Acquisition                     of Period
                                             (Unaudited)                         (Unaudited)                       (Unaudited)
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
                                                                                                                       -------------
                                                                                                                        $ 20,639,602
                                                                                                                       =============



                                                  HOST FUNDING, INC. AND SUBSIDIARIES
                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                            DECEMBER 31, 2001

                                                               (Unaudited)

SCHEDULE III (Continued)
                                         Accumulated
                                        Depreciation &            Year of         Date
Description (cont.)                      Amortization           Construction     Acquired       Life
-------------------                      ------------          --------------   ----------      ----
                                          (Unaudited)

Super 8, Rock Falls, IL                  $    120,224              1985         04/01/1995       35
Super 8, Somerset, KY                         116,834              1985         04/01/1995       35
Super 8, Miner, MO                            123,767              1985         04/01/1995       35
Super 8, Poplar Bluff, MO                     109,731              1985         04/01/1995       35
Vagabond Inn, San Diego, CA                   189,786              1987         04/22/1995       35
Sleep Inn, Destin, FL                         441,760              1992         09/13/1996       35
Sleep Inn, Sarasota, FL                       303,839              1993         09/13/1996       35
Sleep Inn, Tallahassee, FL                    322,414              1994         09/13/1996       35
Country Hearth Inn, Auburn, IN                282,470              1987         10/21/1997       35
                                        -------------
Buildings and Improvements                  2,010,825
Furniture and Equipment                     1,350,055
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