Form 10-Q/A
period 2002-03-31
HOST FUNDING INC
filed 2002-06-27
CIK 945980

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                Amendment No. 1

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

                  These unaudited consolidated financial statements have not been reviewed by an independent accountant. The Registrant will seek to have a review of these financial statements performed by an independent accountant as soon as practicable and will file an amendment to this Quarterly Report on Form 10-Q when such a review is performed. However, the Registrant currently has no funds available to engage the services of an independent accountant and therefore cannot predict when or if such a review will be performed.

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



Dated: June 26, 2002               HOST FUNDING, INC.


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